Form 10QSB
period 2002-04-30
US PATRIOT INC
filed 2002-06-14
CIK 1163680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002


                                          or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 For the transition period from to

                                 -------------


                      Commission file number: 000-49865


                               US Patriot, Inc.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                 -------------

                 South Carolina                  57-1107699
          (State of incorporation)    (I.R.S. Employer Identification No.)

                               5401 Forest Drive
                               Columbia, SC  29206
                     (Address of principal executive offices)


                  Registrant's telephone number: (803) 790-5294

                                 -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of June 10, 2002 was 5,335,000 and there were 33 stockholders of record.

                    US Patriot, Inc. Index to Form 10-QSB
                    -------------------------------------

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements


                                US Patriot, Inc.

                                   Contents
                                   --------


                                                                Page(s)
                                                                -------
Balance Sheets                                                     1

Statements of Operations                                          2-3

Statements of Changes in Stockholders' Equity (Deficit)            4

Statements of Cash Flows                                           5

Notes to Unaudited Financial Statements                            6

                               US PATRIOT, INC.
                                BALANCE SHEET


                                    ASSETS
                                    ------
                                                     (Unaudited)
                                                      April 30,    October 31,
                                                        2002           2001
                                                     ------------  -----------
CURRENT ASSETS
       Cash and cash equivalents                      $    1,514   $     3,541
       Accounts receivable                                13,522           930
       Deferred tax asset                                    879           879
       Inventories                                        95,204        77,724
                                                     ------------  -----------
                        Total current assets             111,119        83,074
                                                     ------------  -----------
PROPERTY AND EQUIPMENT-
       Net of accumulated depreciation                    33,596        33,882
                                                     ------------  -----------
OTHER ASSETS
       Accrued interest                                      517           334
       Deferred tax asset                                  2,602         4,830
       Building and utility deposits                       3,674         3,689
                                                     ------------  -----------
                                                      $  151,508   $   125,809
                                                     ============  ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Current portion of notes payable              $    79,384    $   96,221
       Current portion of capital lease obligation           798           602
       Current portion of related party note payable       8,944         4,896
       Accounts payable                                   45,090         4,599
       Accrued expenses                                    5,387        13,312
       Sales tax payable                                     -           2,294
                                                     ------------   ----------
                        Total current liabilities        139,603       121,924
                                                     ------------   ----------

LONG-TERM DEBT
       Capital lease obligation                              802           998
       Related party note payable                         12,478        19,586
                                                     ------------   ----------
                        Total long-term debt              13,280        20,584
                                                     ------------   ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock - $.0001 par value;
          20,000,000 shares authorized; none issued          -             -
        Common stock - $.0001 par value;
          100,000,000 shares authorized;5,335,000
          shares issued as of April 30, 2002 and
          5,000,000 shares issued as of October 31, 2001     533           500
        Additional paid-in-capital                        17,167        10,500
        Stock subscription receivable                        -          (5,000)
        Accumulated deficit                              (19,075)      (22,699)
                                                     ------------   -----------
            Total stockholders' equity (deficit)          (1,375)      (16,699)
                                                     ------------   -----------
                                                      $  151,508      $125,809
                                                     ============   ===========


See notes to financial statements which are an integral part of this statement.

                                US PATRIOT, INC.
                            STATEMENT OF OPERATIONS
                                    (Unaudited)

                                             Three months    Three months
                                                 ended           ended
                                               April 30,       April 30,
                                                 2002            2001
                                             ------------    --------------

NET SALES                                     $  195,232      $     72,325

COST OF SALES                                    109,023            37,085
                                             ------------    --------------

  Gross profit                                    86,209            35,204

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      77,095            29,044
                                             ------------    --------------

  Income from operations                           9,114             6,196

INTEREST EXPENSE                                   1,430             2,021
                                             ------------    --------------

  Income before income tax expense (benefit)       7,684             4,175

INCOME TAX EXPENSE                                (2,228)           (1,211)
                                             ------------    --------------
  Net income                                  $    5,456      $      2,964
                                             ============    ==============

NET INCOME PER COMMON SHARE
  - BASIC AND DILUTED                         $     0.00      $       0.00
                                             ============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                       5,335,000         5,000,000
                                             ------------    --------------
   Diluted                                     5,402,000         5,000,000





                       See notes to financial statements.

                                US PATRIOT, INC.
                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Six months      Six months
                                                 ended           ended
                                               April 30,       April 30,
                                                 2002            2001
                                             ------------    --------------

NET SALES                                     $  360,530      $     81,891

COST OF SALES                                    204,624            42,346
                                             ------------    --------------

  Gross profit                                   155,906            39,545

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     148,099            47,624
                                             ------------    --------------

  Income (loss) from operations                    7,807            (8,079)

INTEREST EXPENSE                                   2,702             3,946
                                             ------------    --------------

  Income (loss) before income tax
  (expense) benefit                                5,105           (12,025)

INCOME TAX (EXPENSE) BENEFIT                      (1,481)            3,487
                                             ------------    --------------
  Net income (loss)                           $    3,624      $     (8,538)
                                             ============    ==============

NET INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                         $     0.00      $      (0.00)
                                             ============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                       5,307,083         3,666,667
                                             ------------    --------------
   Diluted                                     5,374,083         3,666,667





                       See notes to financial statements.


                                        US PATRIOT, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIT)
                          For the quarters ended April 30, 2002 and 2001
                                          (Unaudited)




                                    Preferred stock     Common stock      Additional     Stock                         Total
                                    ---------------     -------------      paid-in   subscriptions  Accumulated   Stockholder's
                                    Shares  Dollars     Shares   Dollars   capital    receivable    deficit     equity (deficit)
                                    ------  -------   ---------  -------  ---------- -------------  -----------  ---------------

BALANCE, JANUARY 31, 2001            -        -       5,000,000    500      10,500      (8,500)       (14,499)        (11,999)

  Net income                         -        -               -      -           -           -          2,964           2,964
                                   -------  -------   ---------  -------  ---------- -------------  -----------  ---------------

BALANCE, APRIL 30, 2001              -       $-       5,000,000   $500     $10,500     $(8,500)      $(11,535)       $ (9,035)
                                   =======  =======   =========  =======  ========== =============  ===========  ===============

BALANCE, JANUARY 31, 2002            -       $-       5,335,000   $533     $17,167     $(5,000)      $(24,531)       $(11,831)

   Subscription received,
   April 16, 2002                    -       $-               -      -           -       5,000              -           5,000

  Net income                         -        -               -      -           -           -          5,456           5,456
                                   -------  -------   ---------  -------  ---------- -------------  -----------  ---------------

BALANCE, APRIL 30, 2002              -       $-       5,335,000   $533     $17,167     $     -       $(19,075)       $ (1,375)
                                   =======  =======   =========  =======  ========== =============  ===========  ===============


                       See notes to financial statements.

                               US PATRIOT, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                          For the            For the
                                                      six months ended  six momths ended
                                                          April 30,         April 30,
                                                           2002              2001
                                                        -----------     --------------
OPERATING ACTIVITIES
  Net loss (loss)                                       $    3,624      $   (8,538)
  Adjustments to reconcile net income
   (loss) to net cash used for
   operating activities
      Depreciation                                           4,106           1,528
      Deferred taxes                                         2,228          (2,737)
      Professional fees provided in exchange for stock         -             2,500
      Changes in deferred and accrued amounts
        Accounts receivable                                (12,592)            -
        Inventories                                        (17,480)        (82,521)
        Building and utility deposits                           15             -
        Accrued interest                                      (183)           (133)
        Accounts payable                                    40,491          15,335
        Accrued expenses                                    (7,925)         (2,910)
        Sales tax payable                                   (2,294)            -
                                                        -----------     --------------
           Net cash provided by (used
           for) operating activities                         9,900         (77,476)
                                                        -----------     --------------

INVESTING ACTIVITIES
  Purchase of property and equipment                        (3,820)        (17,649)
                                                        -----------     --------------
            Net cash used for investing activities          (3,820)        (17,649)
                                                        -----------     --------------
FINANCING ACTIVITIES
  Proceeds from stock issuance                               6,700             -
  Advances from stockholder                                    -            11,347
  Proceeds from notes payable                                  -           100,000
  Principal payments on note payable                       (16,837)         (6,797)
  Principal payments on related party note payable          (3,060)            -
  Receipt of stock subscription                              5,000             -
                                                        -----------     --------------
            Net cash (used for) provided by
              financing activities                          (8,197)        104,550
                                                        -----------     --------------
            (Decrease) Increase in cash and
              cash equivalents                              (2,027)          9,425


CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                        3,541             -
                                                        -----------     --------------
  END OF PERIOD                                         $    1,514      $    9,425
                                                        ===========     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                            $    1,457      $    3,879
                                                        ===========     ==============

NONCASH INVESTING AND FINANCING ACTIVITIES
  Stock issued for subscriptions receivable             $      -        $    7,500
                                                        ===========     ==============



                       See notes to financial statements.

                               US Patriot, Inc.
                   Notes to Unaudited Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2 - NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share (EPS)". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive using the treasury stock method.


NOTE 3 - ACCOUNTS RECEIVABLE

In the quarter ended April 30, 2002, the Company recorded a receivable resulting from a contractual sale to a government agency. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral.
Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure to credit losses and if needed maintains allowances for anticipated losses. There was no allowance for anticipated losses at April 30, 2002. As a result of this sale, the Company has a related payable balance of $ 10,938 on April 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

     The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Risks Associated With Forward Looking Statements". The following should be read in conjunction with our Financial Statements and the related notes included elsewhere in this prospectus.

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the financial statements.

     Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

     The Company believes that the accounting for income taxes and recognition of deferred tax assets requires the most significant use of judgment and estimates in the preparation of its financial statements. Refer to the summary of significant accounting policies in the footnotes to the financial statements for a detailed description of the Company's methodology related to income taxes.

Overview

     US Patriot was incorporated in the state of South Carolina in 2000. We currently operate one company store, and intend to establish franchises nationwide supported by our management and distribution services. By partnering with the franchisees in a relationship that will maximize everyone's investment, we are committed to providing the franchisees with a quality, competitively priced range of products for their resale. We believe that growth will occur through our company owned store as well as franchises.

     At this time we have not entered into any franchise agreements with any parties in any locations. Our primary markets are military, law enforcement, security, fire and rescue personnel located in Columbia, South Carolina. We currently sell uniforms, uniform accessories, field gear such as holsters, knives and load carrying equipment, and related casual clothing in our one store, which is located in Columbia, SC. We also operate a uniform sewing and alterations shop in the same facility that sews patches on military duty uniforms, law enforcement tactical uniforms and performs alterations for dress and duty uniforms for military and law enforcement entities. Our customers are individuals employed in these fields: local, state and federal agencies related to the military and law enforcement; private law enforcement and security groups; and individual customers who utilize our products for hunting, outdoor activities and recreation. We believe that the past year has seen an increased awareness for military and law enforcement related concerns in our society. It is our belief that public and private spending in these areas will increase in the future, and we plan to be well positioned to capitalize on this anticipated growth. Our current company store began serving just the military, but has seen an increased demand from the law enforcement and related agencies' community. As the store has expanded its product offerings into more law enforcement related items such as lightweight nylon duty belts, weapons holsters and accessories, the crossover between our military customers and the emerging market of law enforcement professionals became increasingly apparent. With the addition of services like sewing and alterations we have been able to reach out to more customers, thus expanding our customer base. The expansion of products and services has been financed internally from working cash flow to build greater returns upon the fiscal results of our success. Our store is unique to the regional market as we sell only new gear, clothing and equipment.

     We are currently constructing an internet site at www.uspatriotstore.com. The site currently has an online catalog and is operational to allow online sales of product. Additionally, the site provides information regarding franchise opportunities.

Results and Plan of Operations - Three Months Ended April 30, 2002 and 2001
---------------------------------------------------------------------------

     For the three months ended April 30, 2002, we achieved $195,232 in net sales. This compares to having achieved net sales of only
$72,325 during the three months ended April 30, 2001. We attribute this increase in sales to the store becoming better established in its market, the commencement of contract sales to public entities, and the establishment of a full service sewing and alteration shop within our retail location. During the three months ended April 30, 2002 we incurred $109,023 as our cost of sales, compared to $37,085 in the same period in the prior year. Selling, general and administrative expenses totaled $77,095 during the three months ended April 30, 2002 compared to $29,044 during the same period in the prior year. The increases over the prior period for cost of sales and selling, general and administrative expenses are a result of the increase in sales. Our net income for the three months ended April
30, 2002 totaled $5,456, compared to net income of $2,964 for the same period in the prior year.

     The increase in sales over the three months ended April 30, 2001 is primarily attributed to the company becoming better known in the local marketplace, and the addition of sewing and alterations services at the store location. Government sales amounted to approximately $15,000 of the increase.

Results and Plan of Operations - Six Months Ended April 30, 2002 and 2001
-------------------------------------------------------------------------

     For the six months ended April 30, 2002, we achieved $360,530 in net sales. This compares to having achieved net sales of only $81,891 during the six months ended April 30, 2001. We attribute this increase in sales to the store becoming better established in its market, the commencement of contract sales to public entities, and the establishment of a full service sewing and alteration shop within our retail location. During the six months ended April 30, 2002 we incurred $204,624 as our cost of sales, compared to $42,346 in the same period in the prior year. Selling, general and administrative expenses totaled $148,099 during the six months ended April 30, 2002 compared to $47,624 during the same period in the prior year. As noted above, the increases over the prior period for cost of sales and selling, general and administrative expenses are a result of the better establishment of the store and due to the comparison of six full months of operations to four months of operations and the respective sales volumes for each period. Our net income for the six months ended April 30, 2002 totaled $3,624, compared to a net loss of $(8,538) for the same period in the prior year.

     The increase in sales over the six months ended April 30, 2001 is primarily attributed to the company becoming better known in the local marketplace, and the addition of sewing and alterations services at the store location. Government sales have also increased significantly during the comparative time periods.

     Management believes we will be able to satisfy our cash requirements for at least the next 12 months. Fully executing our business plan beyond the present stage however, will increase our cash needs and monthly burn rate and we will not be able to begin complete execution of our plan until we have raised substantial additional resources or begun generating greater sales through our existing store.

     Management does not anticipate that there will be any significant changes in the number of employees over the next twelve months. There can be no assurance, however, that conditions will not change forcing us to make changes to any of our plan of operations or business strategies.

Liquidity and Capital Resources
-------------------------------

     At April 30, 2002 we had $1,514 in cash and cash equivalents compared to $3,541 in cash and cash equivalents at October 31, 2001.

     At this time our current liabilities are mainly comprised of current maturities of long term obligations which exceed our current assets. Our business expansion will require significant capital resources that may be funded through the sale of our common stock, the issuance of notes payable or other debt arrangements that may affect our debt and capital structure.

     Our primary source of capital has primarily resulted from the sale of products. Additionally, between October 2, 2000 and June 1, 2001 our President loaned us $24,482. These advances were formalized in a note agreement with us on June 1, 2001. The note was issued as a 5-year term loan that does not bear interest and requires two payments of principal per year, which began December 31, 2002.

     On November 30, 2000 we entered into a 5-year installment loan agreement with a financial institution to borrow $100,000 for the purpose of purchasing inventory and equipment. The loan bears interest at the institution's prime rate plus 1%, which was 6% at October 31, 2001. The note is payable in 60 monthly principal and interest payments of $2,156. Inventory, accounts receivable, furniture and fixtures, equipment, and shareholder's real property serve as collateral for the loan. The loan agreement contains certain restrictive terms that require compliance or constitute events of default. The terms of the significant debt covenants are that we provide annual financial statements and that there be no change in ownership greater that 25% of our common stock. We were in compliance with all terms with the exception of the ownership term as of October 31, 2001. In the event of default, we are given the opportunity to cure the default once notified of such breach of the agreement by the financial institution. The default must be cured within 15 days or as soon as reasonably possible as determined by the financial institution. If cured within the specified timeframe, no event of default will have occurred. As of January 2, 2001, we have been in violation of the term requiring that there be no change in ownership of more than 25% of the borrower. While the financial institution has been informed of the violation, we have not received a notice of breach requiring that the default be cured. We are current with our scheduled payments.

     On October 15, 2001 we entered into a one-year installment loan of $12,500 with a financial institution to purchase equipment. The note bears interest at the institution's prime rate plus 1%, which was 6% at October 31, 2001. The note is payable in 12 monthly principal and interest payments of $1,092. The equipment serves as collateral for the loan.

     We also raised $6,700 through a Regulation D private placement in November of 2001.

The following are all of our contractual obligations as of October 31, 2001.


                                 Payments Due by Period as of April 30, 2002
                                 ---------------------------------------------
                                                Less than      1-3      3-5
Contractual Obligations                 Total   1 year        years    years

Long-Term Debt                       $121,292   $37,320       $61,536  $22,436
Capital Lease Obligations               1,809       836           973      -
Operating Leases                       92,075    38,100        53,975      -
Total Contractual Cash Obligations   $215,176   $76,256      $116,484  $22,436


     The payments in the above table include contractual payments, consisting of principal and interest where applicable, required under the respective obligations. Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operation where the Company's violation of one of its debt covenants is discussed.

Forward Looking Statements

     Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.


Recent Accounting Pronouncements

     In 2000, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial

Statements. This statement addresses the timing of revenue recognition. Management believes that they have appropriately recognized revenue in accordance with the criteria set forth in the statement.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they
have been initially recognized in the financial statements.    The
statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS will not be material to the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended April 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


June 14, 2002


               US PATRIOT, INC.


	By:	/s/ Phillips N. Dee
                ---------------------
		Phillips N. Dee
		Principal Executive Officer, President,
		Principal Financial Officer, Principal Accounting
                Officer and Director


                By:    /s/ Scott Massey
                       ------------------
                       Scott Massey, Director