Form 10QSB
period 2002-07-31
US PATRIOT INC
filed 2002-09-16
CIK 1163680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended July 31, 2002


                                          or

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

                                     -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of September 13, 2002 was 5,335,000 and there were 33 stockholders of record.

                    US Patriot, Inc. Index to Form 10-QSB
                    -------------------------------------

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                                US Patriot, Inc.

                                   Contents
                                   --------


                                                        Page(s)
                                                        -------
Balance Sheets                                             F-1


Statements of Operations                                   F-2 to F-3

Statements of Changes in Stockholders' Equity (Deficit)    F-4

Statements of Cash Flows                                   F-5


Notes to Unaudited Financial Statements                    F-6

                               US PATRIOT, INC.
                                BALANCE SHEETS


                                    ASSETS
                                    ------
                                                     (Unaudited)
                                                      July 31,      October 31,
                                                        2002           2001
                                                     ------------  -----------
CURRENT ASSETS
       Cash and cash equivalents                      $   10,003   $     3,541
       Accounts receivable                                 2,058           930
       Deferred tax asset                                    879           879
       Inventories                                       115,544        77,724
                                                     ------------  -----------
                        Total current assets             128,484        83,074
                                                     ------------  -----------
PROPERTY AND EQUIPMENT-
       Net of accumulated depreciation                    33,226        33,882
                                                     ------------  -----------
OTHER ASSETS
       Accrued interest                                      517           334
       Deferred tax asset                                    210         4,830
       Building and utility deposits                       3,674         3,689
                                                     ------------  -----------
                                                      $  166,111   $   125,809
                                                     ============  ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Current portion of notes payable              $    67,693    $   96,221
       Current portion of capital lease obligation           903           602
       Current portion of related party note payable       6,732         4,896
       Accounts payable                                   48,176         4,599
       Accrued expenses                                    7,194        13,312
       Sales tax payable                                     -           2,294
                                                     ------------   ----------
                        Total current liabilities        130,698       121,924
                                                     ------------   ----------

LONG-TERM DEBT
       Capital lease obligation                              697           998
       Related party note payable                         14,690        19,586
                                                     ------------   ----------
                        Total long-term debt              15,387        20,584
                                                     ------------   ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock - $.0001 par value;
          20,000,000 shares authorized; none issued          -             -
        Common stock - $.0001 par value;
          100,000,000 shares authorized;5,335,000
          shares issued as of July 31, 2002 and
          5,000,000 shares issued as of October 31, 2001     533           500
        Additional paid-in-capital                        17,167        10,500
        Stock subscription receivable                        -          (5,000)
        Retained earnings (deficit)                        2,326       (22,699)
                                                     ------------   -----------
            Total stockholders' equity (deficit)          20,026       (16,699)
                                                     ------------   -----------
                                                      $  166,111      $125,809
                                                     ============   ===========


                        See notes to financial statements.

                                US PATRIOT, INC.
                            STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                             Three months    Three months
                                                 ended           ended
                                               July 31,         July 31,
                                                 2002            2001
                                             ------------    --------------

NET SALES                                     $  251,579      $    121,735

COST OF SALES                                    138,229            66,546
                                             ------------    --------------

  Gross profit                                   113,350            55,189

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      83,901            46,451
                                             ------------    --------------

  Income from operations                          29,449             8,738

INTEREST EXPENSE                                   1,685             1,851
                                             ------------    --------------

  Income before income tax expense (benefit)      27,764             6,887

INCOME TAX EXPENSE                                 6,363             1,997
                                             ------------    --------------
  Net income                                  $   21,401      $      4,890
                                             ============    ==============

NET INCOME PER COMMON SHARE
  - BASIC AND DILUTED                         $     0.00      $       0.00
                                             ============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                       5,335,000         5,000,000
                                             ------------    --------------
   Diluted                                     5,402,000         5,000,000
                                             ------------    --------------




                       See notes to financial statements.

                                US PATRIOT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Nine months     Nine months
                                                 ended           ended
                                                July 31,        July 31,
                                                 2002            2001
                                             ------------    --------------

NET SALES                                     $  612,109      $    203,625

COST OF SALES                                    342,853           108,892
                                             ------------    --------------

  Gross profit                                   269,256            94,733

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     232,000            94,075
                                             ------------    --------------

  Income from operations                          37,256               658

INTEREST EXPENSE                                   4,387             5,796
                                             ------------    --------------

  Income (loss) before income tax
  (expense) benefit                               32,869            (5,138)

INCOME TAX (EXPENSE) BENEFIT                      (7,844)            1,490
                                             ------------    --------------
  Net income (loss)                           $   25,025      $     (3,648)
                                             ============    ==============

NET INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                         $     0.00      $      (0.00)
                                             ============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                       5,316,389         3,888,889
                                             ------------    --------------
   Diluted                                     5,383,389         3,888,889
                                             ------------    --------------




                       See notes to financial statements.


                                        US PATRIOT, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIT)
                          For the quarters ended July 31, 2002 and 2001
                                          (Unaudited)




                                    Preferred stock     Common stock      Additional     Stock                         Total
                                    ---------------     -------------      paid-in   subscriptions  Accumulated   Stockholder's
                                    Shares  Dollars     Shares   Dollars   capital    receivable    deficit     equity (deficit)
                                    ------  -------   ---------  -------  ---------- -------------  -----------  ---------------

BALANCE, APRIL 30, 2001              -        -       5,000,000    500      10,500      (8,500)       (11,535)         (9,035)

  Stock subscriptions paid,
  June 1, 2001                                                                           3,500                          3,500

  Net income                         -        -               -      -           -           -          4,890           4,890
                                   -------  -------   ---------  -------  ---------- -------------  -----------  ---------------

BALANCE, JULY 31,2001                -       $-       5,000,000   $500     $10,500     $(5,000)      $ (6,645)       $   (645)
                                   =======  =======   =========  =======  ========== =============  ===========  ===============

BALANCE, APRIL 30, 2002              -       $-       5,335,000   $533     $17,167     $     -      $ (19,075)       $ (1,375)


  Net income                         -        -               -      -           -           -         21,401          21,401
                                   -------  -------   ---------  -------  ---------- -------------  -----------  ---------------

BALANCE, JULY 31, 2002               -       $-       5,335,000   $533     $17,167     $     -       $  2,326       $  20,026
                                   =======  =======   =========  =======  ========== =============  ===========  ===============


                       See notes to financial statements.

                               US PATRIOT, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                          For the            For the
                                                     nine months ended  nine months ended
                                                          July 31,         July 31,
                                                           2002              2001
                                                        -----------     --------------
OPERATING ACTIVITIES
  Net loss (loss)                                       $   25,025      $   (3,648)
  Adjustments to reconcile net income (loss)
   to net cash provided (used for) operating activities
      Depreciation                                           6,135           3,999
      Deferred taxes                                         4,620          (1,490)
      Professional fees provided in exchange for stock         -             2,500
      Changes in deferred and accrued amounts
        Accounts receivable                                 (1,128)            -
        Inventories                                        (37,820)        (88,941)
        Building and utility deposits                           15             -
        Accrued interest                                      (183)           (300)
        Accounts payable                                    43,577             -
        Accrued expenses                                    (6,118)         17,174
        Sales tax payable                                   (2,294)            -
                                                        -----------     --------------
           Net cash provided by (used
           for) operating activities                        31,829         (70,706)
                                                        -----------     --------------

INVESTING ACTIVITIES
  Purchase of property and equipment                        (5,479)        (18,908)
                                                        -----------     --------------
            Net cash used for investing activities          (5,479)        (18,908)
                                                        -----------     --------------
FINANCING ACTIVITIES
  Proceeds from stock issuance                               6,700             -
  Advances from stockholder                                    -            10,347
  Proceeds from notes payable                                  -           100,000
  Principal payments on note payable                       (28,528)        (11,409)
  Principal payments on related party note payable          (3,060)            -
  Receipt of stock subscription                              5,000           3,500
                                                        -----------     --------------
            Net cash (used for) provided by
              financing activities                         (19,888)        102,438
                                                        -----------     --------------
            Increase in cash and cash equivalents            6,462          12,824


CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                        3,541             -
                                                        -----------     --------------
  END OF PERIOD                                         $   10,003      $   12,824
                                                        ===========     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                            $    3,377      $    5,829
                                                        ===========     ==============

NONCASH INVESTING AND FINANCING ACTIVITIES
  Stock issued for subscriptions receivable             $      -        $    7,500
                                                        ===========     ==============

  Property and equipment acquired through capital
   lease                                                       -             1,600
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATION

     The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Risks Associated With Forward Looking Statements". The following should be read in conjunction with our unaudited Financial Statements and the related notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the unaudited financial statements.

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

     The Company believes that the accounting for income taxes and recognition of deferred tax assets requires the most significant use of judgment and estimates in the preparation of its financial statements. Refer to the summary of significant accounting policies in the footnotes to the financial statements for the year ended October 31, 2001 for a detailed description of the Company's methodology related to income taxes.

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

     At this time we have not entered into any franchise agreements with any parties in any locations. Our primary markets are military, law enforcement, security, fire and rescue personnel located in Columbia, South Carolina. We currently sell uniforms, uniform accessories, field gear such as holsters, knives and load carrying equipment, and related casual clothing in our one store, which is located in Columbia, SC. We also operate a uniform sewing and alterations shop in the same facility that sews patches on military duty uniforms, law enforcement tactical uniforms and performs alterations for dress and duty uniforms for military and law enforcement agencies. Our customers are individuals employed in the following fields: local, state and federal agencies related to the military and law enforcement; private law enforcement and security groups; and individual customers who utilize our products for hunting, outdoor activities and recreation. We believe that the past year has seen an increased awareness for military and law enforcement related concerns in our society. It is our belief that public and private spending in these areas will increase in the future, and we plan to be well positioned to capitalize on this anticipated growth. Our current company store began serving just the military, but has seen an increased demand from the law enforcement and related agencies' community. As the store has expanded its product offerings into more law enforcement related items such as lightweight nylon duty belts, weapons holsters and accessories, the crossover between our military customers and the emerging market of law enforcement professionals became increasingly apparent. With the addition of services like sewing and alterations we have been able to reach out to more customers, thus expanding our customer base. The expansion of products and services has been financed internally from working cash flow to build greater returns upon the fiscal results of our success. Our store is unique to the regional market as we sell only new gear, clothing and equipment.

     We have an internet site at www.uspatriotstore.com. The site currently has an online catalog and is operational to allow online sales of product.

Results and Plan of Operations - Three Months Ended July 31, 2002 and 2001
--------------------------------------------------------------------------

     For the three months ended July 31, 2002, we achieved $251,579 in net sales. This compares to having achieved net sales of only $121,735 during the three months ended July 31, 2001. We attribute this increase in sales to the store becoming better established in its market, the commencement of contract sales to public entities, and the establishment of a full service sewing and alteration shop within our retail location. During the three months ended July 31, 2002 we incurred $138,229 as our cost of sales, compared to $66,546 in the same period in the prior year. Selling, general and administrative expenses totaled $83,901 during the three months ended July 31, 2002 compared to $46,451 during the same period in the prior year. The increases over the prior period for cost of sales and selling, general and administrative expenses are a result of the increase in sales. Our net income for the three months ended July
31, 2002 totaled $21,401, compared to net income of $4,890 for the same period in the prior year.


Results and Plan of Operations - Nine Months Ended July 31, 2002 and 2001
-------------------------------------------------------------------------

     For the nine months ended July 31, 2002, we achieved $612,109 in net sales. This compares to having achieved net sales of only $203,625 during the nine months ended July 31, 2001. We attribute this increase in sales to the store becoming better established in its market, the commencement of contract sales to public entities, and the establishment of a full service sewing and alteration shop within our retail location. During the nine months ended July 31, 2002 we incurred $342,853 as our cost of sales, compared to $108,892 in the same period in the prior year. Selling, general and administrative expenses totaled $232,000 during the nine months ended July 31, 2002 compared to $94,075 during the same period in the prior year. As noted above, the increases over the prior period for cost of sales and selling, general and administrative expenses are a result of the better establishment of the store and due to the comparison of nine full months of operations to seven months of operations and the respective sales volumes for each period. Our net income for the nine months ended July 31, 2002 totaled $25,025, compared to a net loss of $(3,648) for the same period in the prior year.

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

Liquidity and Capital Resources
-------------------------------

     At July 31, 2002 we had $10,003 in cash and cash equivalents compared to $3,541 in cash and cash equivalents at October 31, 2001.

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

     On November 30, 2000 we entered into a 5-year installment loan agreement with a financial institution to borrow $100,000 for the purpose of purchasing inventory and equipment. The loan bears interest at the institution's prime rate plus 1%, which was 5.75% at July 31, 2002. The note is payable in 60 monthly principal and interest payments of $2,156. Inventory, accounts receivable, furniture and fixtures, equipment, and shareholder's real property serve as collateral for the loan. The loan agreement contains certain restrictive terms that require compliance or constitute events of default. The terms of the significant debt covenants are that we provide annual financial statements and that there be no change in ownership greater that 25% of our common stock. We were in compliance with all terms with the exception of the ownership term as of July 31, 2002. In the event of default, we are given the opportunity to cure the default once notified of such breach of the agreement by the financial institution. The default must be cured within 15 days or as soon as reasonably possible as determined by the financial institution. If cured within the specified timeframe, no event of default will have occurred. As of January 2, 2001, we have been in violation of the term requiring that there be no change in ownership of more than 25% of the borrower. While the financial institution has been informed of the violation, we have not received a notice of breach requiring that the default be cured. We are current with our scheduled payments.

     On October 15, 2001 we entered into a one-year installment loan of $12,500 with a financial institution to purchase equipment, which we paid in full during the three months ended July 31, 2002.

     We also raised $6,700 through a Regulation D private placement in November of 2001.

     The following are all of our contractual obligations as of July
31, 2002.

                          Payments Due by Period as of July 31, 2002

                                                Less than    1-3     3-5
Contractual Obligations                Total     1 year     years   years

Long-Term Debt                      $108,272     $33,216   $61,536  $13,520
Capital Lease Obligations              1,809         936       873        -
Operating Leases                      82,550      38,100    44,450        -
                                  -----------------------------------------

Total Contractual Cash Obligations  $192,631     $72,252  $106,859  $13,520
                                  =========================================

     The preceding table should be read in conjunction with the footnotes to the financial statements for a description of provisions that create, increase or accelerate liabilities, and detail other pertinent data. The payments in the above table include contractual payments, consisting of principal and interest where applicable, required under the respective obligations. Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operation where the Company's violation of one of its debt covenants is discussed.

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


Recent Accounting Pronouncements
--------------------------------

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

     In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This SFAS requires that early extinguishment of debt be subject to the "extraordinary" criteria established in APB
30. As a result of this statement, the Company has classified the extinguishment of the debt on equipment as an operating expense as it does not meet the criteria established in APB 30. This SFAS is not expected to have a material impact on the Company's financial position.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended July 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


September 13, 2002

                                US PATRIOT, INC.

                                By:     /s/ Phillips N. Dee
                                       --------------------
                                       Phillips N. Dee
                                       Principal Executive Officer, President,
                                       Principal Financial Officer,
                                       Principal Accounting Officer and
                                       Director

                                By:    /s/ Scott Massey
                                       ----------------
                                       Scott Massey, Director