Form 10KSB
period 2002-10-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2003-03-17
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year ended October 31, 2002         Commission File No. 000-49865
------------------------------------------         -----------------------------



                       TriMedia Entertainment Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        14-1854107
 ------------------------------                -------------------------------
 State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)
                                101 Charles Drive
                          Bryn Mawr, Pennsylvania 19019
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (610) 520-3050
               -------------------------------------------------
                (Issuer`s Telephone Number, including Area Code)


        Section registered under Section 12(b) of the Exchange Act: None.


       Securities registered pursuant to              Name of Each
            Section 12(g) of the Act:            Exchange on Which Registered:
-------------------------------------------   ---------------------------------
   Common Stock, par value $.0001 per share                 None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.

         YES      [X]                       NO       [  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         The registrant`s revenues for the most recent fiscal year were $65,353.

         The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of March 7, 2003 was approximately $14,937,775 (based on the average closing bid and asked prices of the registrant`s common stock in the over-the-counter market).

         As of February 28, 2003, 25,999,000 shares of the registrant`s common stock, par value $.0001 per share, were issued and outstanding.

         Documents Incorporated by Reference:  None.



                                TABLE OF CONTENTS

PART I
   ITEM 1     -     DESCRIPTION OF BUSINESS...................................................................    1
   ITEM 2     -     DESCRIPTION OF PROPERTY...................................................................   17
   ITEM 3     -     LEGAL PROCEEDINGS.........................................................................   17
   ITEM 4     -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................   17

PART II
   ITEM 5     -     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................   17
   ITEM 6     -     MANAGEMENT`S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................   19
   ITEM 7     -     FINANCIAL STATEMENTS......................................................................   24
   ITEM 8     -     CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........
                                                                                                                 24

PART III
   ITEM 9     -     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT.....................................................   24
   ITEM 10    -     EXECUTIVE COMPENSATION....................................................................   26
   ITEM 11    -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................   27
   ITEM 12    -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................   28
   ITEM 13    -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................   28
   ITEM 14    -     CONTROLS AND PROCEDURES...................................................................   30
   ITEM 15    -     PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................   30

   FINANCIAL STATEMENTS                .......................................................................   F-1



                                      (i)

                           FORWARD LOOKING STATEMENTS

     Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under "Description of Business" and "Management`s Discussion and Analysis". These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

                                     PART  I

ITEM 1.     DESCRIPTION OF BUSINESS

                             BUSINESS OF THE COMPANY

GENERAL

     We are a multimedia entertainment company with a focus on developing entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content through our following operating subsidiaries:

  -     Ruffnation  Music,  Inc.  ("Ruffnation  Music");
  -     Metropolitan  Recording  Inc.  ("Metropolitan");
  -     Ruffnation Films LLC ("Ruffnation Films"); and
  -     Snipes Production LLC ("Snipes").

     In addition, we intend to establish a music publishing division, a television production division and a producer/artist management division. We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world`s fastest growing consumer entertainment product, the digital video disc ("DVD"). The percentage of DVD unit sales has increased in market share for entertainment content delivery to consumers faster than any format in entertainment history. The DVD has received overwhelming market acceptance and response. It is the vision of Christopher Schwartz, our Chief Executive Officer, President, director and principal stockholder, and a pioneer of the Hip-Hop music industry, to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission is to become an independent multimedia entertainment company combining state-of-the-art technologies with creative product that meets the growing demand of today`s market.

     As the demand for cost-effective entertainment product, including digitally recorded music, television programming and film, continues to increase, we believe that more of the major entertainment companies, including radio, television, cable, film and Internet service providers, will be turning toward independent entertainment companies and production facilities to deliver product and programming to improve their profitability and create market share.

     Our principal executive offices are located at 101 Charles Drive, Bryn Mawr, Pennsylvania 19010 where we have our corporate, recording and film offices and our recording production studio.

DEVELOPMENT  OF  OUR  BUSINESS

     We were formed to accomplish a redomestication into Delaware of US Patriot, Inc., a South Carolina corporation that was formed on October 2, 2000. US Patriot, Inc. was in the business of manufacturing mens` and boys` furnishings. On October 2, 2002, we consummated a share exchange transaction with Christopher Schwartz pursuant to which we acquired Metropolitan, Ruffnation Films and Snipes. In connection with the share exchange transaction, all of our officers and directors resigned and Mr. Schwartz was elected as a member of our Board of

Directors and was appointed as our President and Chief Executive Officer. In addition, we discontinued our business of manufacturing mens` and boys` furnishings and focused our resources and efforts on our multimedia entertainment business.

THE  FILM  DIVISION

     Ruffnation Films operates our film division. Ruffnation Films produces, distributes and markets feature-length DVD films and movies, taking projects from initial creative development through principal photography, post-production, distribution and ancillary sales. We believe that fans of Hip-Hop and Urban Music are active consumers throughout the world, purchasing CDs, DVDs, records, clothes and concert tickets. In addition, members of the Hip-Hop audience are a highly coveted demographic group targeted by advertising retailers due to their age and spending habits. We believe that outside of traditional Hollywood productions, there is a shortage of "Lifestyle Specific" DVD products for the Hip-Hop audience.

     Ruffnation Films will produce low budget films with plots and marquee name music artists that are relevant to the mainstream youth culture, particularly the Hip-Hop and Urban Music audience. Ruffnation Films will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers. Select projects approved by Sony Music Entertainment, Inc. ("Sony") will be produced and distributed through Charles Street, our co-venture with Sony. For each of these projects, Sony will provide the soundtrack component, giving Ruffnation Films access to Sony marquee artists. Sony will also assume the cost of producing the soundtrack, which could potentially cost up to $2.5 million.

     Sony  Co-Venture
     ----------------

     Charles Street, our co-venture with Sony, will produce and distribute film projects, as well as their related soundtracks, and will produce and distribute CDs and other recorded music projects. Ruffnation Films will supervise the operations of Charles Street on a day-to-day basis. Pursuant to the terms of the agreement, Ruffnation Films is obligated to fund the creation, production and marketing of two films for Charles Street. Sony has the right to accept or reject any film in its discretion. Snipes was the first film we produced under the agreement. With respect to the production of films, the term of the agreement will continue until nine months following our delivery to Sony of a second film (the "Film Term"). If Sony determines not to accept or release a particular film, we have the right to enter into an agreement with a third party on terms and conditions approved by Sony. Sony has two consecutive options to request that we deliver two additional films, each option extending the Film Term for twelve months following our delivery of the second film in each option period. Sony has the exclusive right, throughout the world, to manufacture, market, distribute and exploit on behalf of Charles Street, DVDs and VHS tapes containing these films. However, Sony does not have any rights to exploit the films by means of television broadcast. Sony will provide its services on terms on which it customarily provides such services to its wholly-owned home video affiliates. Ruffnation Films is responsible for activities relating to production of films on behalf of Charles Street. Costs incurred by Ruffnation Films in connection with the production of films are expenses of Charles Street and shall be subject to a budget approved by Sony. Sony is responsible for activities relating to marketing, publicity and promotion of home videos on behalf of Charles Street. Sony pays marketing costs in connection with the films. Sony is not obligated to pay or contribute any profit advances, loans, overhead, production or salary costs toward the production of films.

     A distribution fee equal to 10% of net billings on any film project will be paid to Sony out of gross revenues generated by sales of the film. All of Sony`s manufacturing and other costs will then be reimbursed out of gross revenues generated by sales of the film. Next, a distribution of profits will be made to Ruffnation Films and to Sony proportionately based on the amount of marketing costs incurred by Sony and the production and marketing costs incurred by Ruffnation Films. The parties shall receive this distribution until all such costs have been reimbursed out of the profits of the film. Any additional profits will be paid 50% to Sony and 50% to Ruffnation Films.

     At any time during the 30-day period commencing eighteen months following the date of expiration or termination of the Film Term or, for every two-year period thereafter, for the 30-day period commencing on each biennial anniversary of the termination or expiration of the Film Term, either Ruffnation Films or Sony shall have the option to trigger a sale of either its or the other party`s interest in the film venture of Charles Street. Either party electing this option will send written notice to the other party stating the price at which the electing party wishes to sell its interest. The offeree will then have the obligation to either purchase all of the offeror`s interest in the Charles

Street film venture at such price or sell its interest in the Charles Street film venture at such price. The offeree will have 30 days after receipt of such written notice to make its election to purchase the offeror`s interest or to sell its interest. If the offeree does not notify the offeror of its election prior to the expiration of the 30 day period, the offeree will be deemed to have elected to sell its interest.

     The agreement will allow us to be one of only a small group of independent entertainment companies nationally to have a co-venture with one of the five largest international entertainment companies that dominate the world market.

     Certain aspects of the Sony Co-Venture relating to the record division are set forth below.

     Film  Production
     ----------------

     Our goal is to produce quality films in the low budget range with total costs of $300,000 to $2,000,000 per film. Our current strategic plan calls for the production or co-production of three to five films annually. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films. In Fiscal 2001 and Fiscal 2002, Ruffnation Films produced one film entitled Snipes. In September 2002, Snipes opened in theaters in New York, Philadelphia, Washington D.C., Detroit, Atlanta and Baltimore. Snipes has received numerous acclaims including a three-out-of-four star rating by the Philadelphia Inquirer`s movie critic. Snipes premiered at the Philadelphia Film Festival in April 2002 and was awarded Best Feature Film and was the official selection of the 2001 Toronto International Film Festival. Snipes is Richard Murray`s directorial debut and stars Nelly, a Grammy award winning hip-hop artist with approximately 17 million album sales worldwide, Dean Winters of HBO`s OZ, J.D. Williams, Sam Jones III, Schoolly D and Frank Vincent. On February 25, 2003, the Snipes DVD was released for commercial sale and distribution through Charles Street. Additionally, in February 2003, we received $200,000 from a major distribution company as an advance for the cable and television broadcast rights to the movie Snipes.

     Distribution
     ------------

     The Charles Street projects will be given a minimal theatrical release in approximately ten theaters in fifteen major markets in the United States to create awareness about the film. Ruffnation Films` projects that are not distributed through Charles Street will be distributed in the United States through RED Distribution, Inc. ("RED"), Sony`s independent distribution system, and through up to 17 licensees who service the industry throughout the world.
Accordingly, we anticipate that each project will have global distribution either through Charles Street or through independent distribution. The end product at retail will be a DVD/CD package that will have a retail price of $29.99 to $34.99 with a $16 to $20 wholesale price. Our sales goal is 500,000 to 1,000,000 units worldwide for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers. In addition, we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

     Currently there have been very few products released in the DVD/CD combination package. It is very uncommon for major and independent distribution companies in film and music to come together on one product for distribution. Historically, film companies have been reluctant to give DVDs to music companies for distribution and music companies have been reluctant to give CDs to film companies for distribution. Our goal is to effectively pioneer this format and become a leader in this marketplace. Each film project will have the potential to allow us to capitalize on every potential revenue stream across the board for each of our divisions in terms of film, studio, publishing and management operations.

     Pay  and  Free  Television  Distribution
     ----------------------------------------

     We intend to license our own productions and productions acquired from third parties to the domestic and international marketplace on a project basis through Sony or independent distributors on a territory-by-territory basis.

THE  RECORD  DIVISION

     Ruffnation Music operates our record division. We believe that the next five years will offer important opportunities for the organization and growth of viable, newly created record companies. We believe that such companies will be more competitive because they have the ability to be flexible, responsive and are not constrained by the typical large company bureaucracy.

     A popular music record company depends on its ability to sign and retain artists who will appeal to popular taste over a period of time. We will employ a popular music artist and repertoire ("A&R") staff whose task will be to identify both new artists with potential appeal and established artists who will complement our planned artist roster or whose potential we believe has not been fully exploited. The A&R staff, which is headed by Christopher Schwartz, will include a group of producers/songwriters and will meet on a regular basis to discuss tapes of artists who have been previously screened by staff members. If a consensus is reached to attempt to sign an artist, a strategy will be developed for a contract proposal. Currently, we are evaluating several artists with whom we would consider entering contracts. However, such considerations are contingent upon our ability to obtain a sufficient amount of additional financing. There can be no assurance that we will be able to attract and sign artists or that such artists will be successful.

     Sony  Co-Venture
     ----------------

     During the period ending on the later of the Film Term and the expiration of the term of the distribution agreement which we anticipate entering into with RED (the "Label Term"), Sony has the exclusive right, on an artist by artist basis and subject in each case to our written approval, which we may not unreasonably withhold, to require any record label owned or controlled by Ruffnation Films or Christopher Schwartz to transfer to Charles Street all of its or his rights and obligations in and to any particular recording artist (each a "Designated Artist") whose records have been distributed by RED. Sony has no obligation to accept, and we have no right to require them to accept, any of our artists as Designated Artists.

     Subject to the terms and conditions of the co-venture agreement, Sony has the exclusive right, throughout the world, to manufacture, market, distribute and exploit records and soundtracks containing musical performances of Designated Artists on the terms which Sony customarily provides such services to its wholly-owned record labels. If Sony decides not to manufacture, market or distribute a record or soundtrack relating to one of our films, then we may enter into a contract with a third party.

     During the Label Term, provided there are no material defaults, Sony will extend a loan to Charles Street through a line of credit to fund all recording costs, advances and royalties relating to the creation, marketing and exploitation of records and soundtracks. These costs shall be deemed expenses of Charles Street. In order to secure its obligation to repay these loans, Charles Street granted to Sony a first priority security interest in all of the assets of Charles Street.

     During the Label Term, neither Ruffnation Films, Christopher Schwartz nor any entity owned or controlled by Ruffnation Films or Christopher Schwartz, will furnish the services of any artist to any person or entity except Sony, with the exception of the independent labels discussed below, unless Sony consents to such action. At the end of the end of the Label Term, we will no longer be required to furnish the services of our artists to Sony or Charles Street. Sony is obligated to license to Charles Street master recordings owned or controlled by Sony for inclusion in films, home videos and soundtracks.

     Sony will pay all manufacturing and marketing costs associated with each record or soundtrack produced by Charles Street, which costs will be expenses of Charles Street. A distribution fee equal to 20% of net billings on any recording project will be paid to Sony out of gross revenues generated by sales of the recording. Any loans advanced by Sony pursuant to the line of credit will be repaid out of gross revenues generated by sales of the recording provided that, Ruffnation Films may receive 50% of its share of the profits relating to any artist agreement for which Charles Street has recouped all of its expenses. All remaining profits derived from the sale of records and soundtracks will be distributed 50% to Sony and 50% to Ruffnation Films.

     At any time during the 30-day period commencing eighteen months following the date of expiration or termination of the Label Term or, for every two-year period thereafter, for the 30-day period commencing on each biennial anniversary of the termination or expiration of the Label Term, either Ruffnation Films or Sony has the option to buy-out the other party`s interest in the recording venture of Charles Street. Either party electing this option will send written notice to the other party stating the price at which the electing party wishes to sell its interest. The offeree will then have the obligation to either purchase all of the offeror`s interest in the recording venture of Charles Street at such price or sell its interest in the recording venture of Charles
Street at such price. The offeree will have 30 days after receipt of such written notice to make its election to purchase the offeror`s interest or to sell its interest. If the offeree does not notify the offeror of its election prior to the expiration of the 30 day period, the offeree will be deemed to have elected to sell its interest.

     Independent  Label
     ------------------

     Our co-venture agreement with Sony permits us to form independent record labels to develop recording projects with artists and producers independent of Charles Street. On occasion, we will identify artists and producers that have a niche market segment that can be developed to create popularity and recognition for a new creative talent. Many of these acts will require little or no artist or producer advances and little or no recording costs. Our independent labels will have a flexible style of deal making involving different profit participation levels with artists and co-ownership of masters and licensed masters. We believe that our independent labels will be distributed by RED and a network of distributors in Europe and Asia.

     We anticipate that our distribution agreement with RED will provide that RED, at is own expense, will warehouse and solicit sales of our recording products. Once a record is ready for release by us, RED will include the appropriate pricing information and a description of the song in its monthly products release book. Sales representatives from RED`s sales branches throughout the country and other record labels affiliated with RED will solicit orders on our behalf. We will maintain control over the promotion and marketing of our recordings. However, at our request, RED may assist us, at our expense, in coordinating various types of marketing, promotion and placement of advertising directed toward its retail and wholesale accounts. Generally, we will not be required to pay the manufacturing and distribution costs associated with CDs prior to their manufacture by RED. We will generally be permitted to pay these expenses out of the sales proceeds generated by these CDs. However, in order to secure our obligation to pay these expenses, we believe that we will be required to grant a security interest to RED in and to the master recordings that are covered by the distribution agreement. The term of the distribution agreement with RED will expire three years after the initial commercial release of the first of our albums distributed by RED.

     Artist  Recording  Contracts
     ----------------------------

     We will concentrate on the development of new talent rather than competing with larger companies to acquire established artists. We believe that the risks involved with higher advances and royalties demanded by established artists may be difficult to justify financially. In addition to the lower financial cost of signing and developing new talent, we believe that it generally is easier to negotiate a longer contract term with new talent, whereas established artists demand higher payments accompanied by shorter contract terms. We recognize that established artists have existing fan support and name recognition. However, we have determined that the cost associated with retaining established artists represents a significantly greater financial risk if a recording project fails to achieve minimum consumer sales in an intensely competitive market. From time to time we may sign artists who require advances because they have established sales bases.

     Pursuant to our strategy of identifying, signing and developing new talent, the artists whom we intend to sign will generally have limited recording industry backgrounds. For the most part, these artists will be identified and contracted by us after analysis of demonstration tapes by our A&R department and after consultation among our senior management.

     The Rock and Pop music genres will enable us to compete in a market segment comprising 36% of gross business in the United States record industry. Likewise, activity in the Rap/Hip-Hop, R&B/Urban record of the market will put us into an additional 22% of gross business in the United States record industry. We may seek to develop divisions that will address the remaining segments of the market, which includes jazz, Latin and other musical styles.

     Although we may from time to time license already completed master recordings for a fixed price plus royalty, we will primarily be involved in the actual production of master recordings. This aspect of the recording business will require our management to approve a specific project and then contract with recording artists, musicians and producers to produce a master recording. The artist and producer will each receive either a minimum fee plus a percentage royalty based on the proceeds received by us from distribution of a recording or a percentage royalty without a minimum fee. The fee and royalty arrangements will be negotiated on a recording-by-recording basis. We will produce recordings in our own studios or by renting time at any one of a number of recording studios. Management therefore seeks to reduce or eliminate certain costs and to match the specific configuration of a particular studio to the requirements of a particular artist or producer.

     Certain production and acquisition costs, such as artists` and producers` royalties, are contingent upon subsequent sales while other costs, such as salaries, overhead, manufacturing, studio time and other expenses, are payable regardless of sales. Although the appeal of a particular artist may be transitory, we believe that increasing the size and diversity of our planned artist roster gives us a measure of protection against sudden shifts in taste. Further, we believe that acquisition of interests in recorded music composition catalogues will provide an important and relatively stable source of future sales in addition to revenue generated from new releases.

     Promotion  and  Marketing
     -------------------------

     We plan to release records primarily in pop, neo-classical soul and Rap/Hip-Hop, dance and alternative music fields. Accordingly, we expect to market our records to the principal buying groups in the 12 to 45 year old categories broadly representative of the American population in that age group.

     We plan to promote our recordings, as is generally the case throughout the record industry, primarily through radio time. To supplement our staff, we may engage independent promotion specialists on a record-by-record basis to generate airplay. As sales increase, management may add additional promotion staff. Cable operations, such as MTV, VH-1 BET and other music television channels, as well as certain commercial television stations, have provided significant exposure to new music groups. We intend to utilize television as a promotional tool. In addition, we intend to produce promotional videotapes, CDs and DVDs featuring our artists, and maintain effective cost controls through the use of our own music video production department.

     The music video and DVD market has grown significantly over the past few years and we believe that the music video and DVD business is a natural extension of our other planned activities in the music business. Our music video department will concentrate primarily upon promotional activities for our artists to produce videos of single songs for promotional purposes. Generally, income from music videos is derived from television broadcasts and from the sale of videocassettes, CDs and DVDs. We may make electronic press kits ("EPKs"), long-form videos and enhanced videos or CD-ROMS playable on computer. We also may combine artist videos and EPKs for release on DVD, providing a whole new format for viewing which was previously limited to television broadcasts. Our music and videos may also be included in real player packages. We anticipate experiencing increased activity as we enter into contracts with additional artists. In such event, longer music programs, such as DVDs or concert programs, are contemplated.

     The marketing methods which we plan to use are customary in the music industry. These methods will include:

 -     radio;
 -     television;
 -     newspaper and magazine advertising;
 -     distribution of posters featuring our artists and records;
 -     street teams;
 -     wrapped vans and trucks;
 -     bus backs, bus stops and benches;
 -     billboards;
 -     marquee style movie lights at label sponsored events and artists shows;
       and
 - coordinated promotions with retail stores such as in-store displays and appearances by performers.

Initially, our principal efforts will be focused through radio promotion of radio play of artist`s singles to develop consumer recognition and product demand. We plan future advertising in national music consumer publications and industry trade publications as artists achieve increasing consumer recognition, provided such additional advertising, in management`s opinion, would enhance sales.

     Licensing  of  Recordings
     -------------------------

     We also intend to license rights in certain of our recordings to other major record labels for manufacture and distribution in foreign markets. These labels normally pay all distribution and marketing costs and, in addition, pay us a nonrefundable advance plus a royalty based on sales, which is payable after recovery of the advance. A portion of any royalties received by us from sales will be used to pay artists` and producers` royalties or the owner of a master recording, as the case may be.

     We will seek agreements to license recordings of several of our future artists through various record and licensing companies in Europe and Japan. We intend to negotiate with several foreign distributors for the right to license other artists. We intend to direct a material part of our future activities toward the development of international markets.

     Copyright
     ---------

     Our business, like that of other record companies, primarily rests on ownership or control and exploitation of musical works and sound and audio-visual recordings.

     Rights and royalties relating to particular recordings vary from case to case. When a recording is made, copyright in that recording vests either in the recording artist and is licensed to a record company or in the company itself, depending on the terms of agreement between the recording artist and the record company. Similarly, when a musical composition is written, copyright in the composition vests either in the writer and is licensed to a music publishing company or in the publishing company. Artists generally record songs that are controlled by music publishers. The rights to reproduce such songs on tapes and CDs are obtained by the company from music publishers or collection societies on their behalf. The manufacture and sale of tapes and CDs results in royalties being payable by the record company to the publishing company at industry agreed or statutory rates for the use of the composition and the publishing company in turn pays a royalty to the writer and by the record company to the recording artist for the use of the recording.

     Record companies are largely dependent upon legislation to protect their rights against unauthorized reproduction, importation or rental. In all territories where we intend to operate, our products will receive some degree of copyright protection. The period of protection varies widely from 75 years from first publication in the United States, to 50 years in the United Kingdom, to 30 years from date of recording in Japan.

     Piracy, or the unauthorized reproduction of recordings for commercial sales and Internet file sharing exists throughout the world. Sales in certain markets are very difficult, and some markets are virtually closed to legitimate record companies because of the dominance of pirated product, which is substantially cheaper than legitimate products due to lower quality standards and the absence of recording and royalty costs. In recent years, however, certain countries, particularly in Southeast Asia, have enforced copyrights resulting in a reduction in piracy. There can be no assurance that the proliferation of piracy of entertainment content through the Internet or other means will be reduced in the future, which, if continued, will continue to have a material adverse affect on the entertainment industry.

     Home taping, or the unauthorized reproduction for personal use of recordings, has been a global problem since the advent of cassette tapes and CDs, which existing copyright laws have done little to contain. In some countries, the industry has been successful in securing the introduction of a levy on hardware used for such reproduction or on blank tapes. However, such levies, which are generally shared among those involved in the production of recordings, including the record companies and the artists, do not adequately compensate for the losses suffered from home taping. CD recording technology may increase the opportunity for consumers to make high-quality copies for home use. There can be no assurance that the proliferation of piracy of entertainment content through the Internet or other means will be reduced in the future. The proliferation of these practices, if continued, could have a material adverse affect on the entertainment industry.

     Rental of tapes and CDs is a problem in those countries whose copyright laws do not provide adequate protection. Those countries include Japan, where a levy on rental income is paid to domestic rights owners, but not in respect of foreign repertoire, and Germany.

     The recorded music industry has been affected by piracy, and in particular, the home copying and file sharing of recorded music over the Internet. Recording technologies have been developed that enable consumers to make high quality duplicates of recorded music from original CDs and the Internet. In the absence of adequate copyright protection, CD recording technology may adversely affect sales of CDs. We cannot predict the extent to which our CD sales would be affected by such technology. However, we generally believe that as we focus on the development of new artists and have a limited release schedule, we are not materially dependent upon foreign sales in markets unregulated by copyright laws and that piracy or illegal home taping will not have a material adverse impact on our business or operations in the near or foreseeable future.

THE  MUSIC  PUBLISHING  DIVISION

     We intend to establish a music publishing division. Music publishing involves the acquisition of rights to the exploitation of musical compositions as opposed to musical recordings. Principal sources of revenue are royalties from the reproduction of musical works on cassette tapes, CDs, DVDs, license fees from the radio and television broadcast (i.e., public performances) of such musical works, and film soundtracks of recordings embodying the compositions concerned.

     We intend to create a music publishing operation to collect performance royalties for our products through ASCAP and BMI. ASCAP and BMI are collecting societies licensed to collect performance royalties due from radio, television, jukeboxes, film and similar venues for public performance of musical compositions.

     We may receive publishing royalties on master recordings which we produce. Moreover, we intend to negotiate with recording artists a percentage of the copyright rate that is set by statute and modified from time to time by the Copyright Royalty Tribunal.

     Once we form a publishing operation, we plan to seek to acquire copyright ownership of, or other rights in, the songs written by or for our artists. We propose to develop a catalogue of songs, retaining present and future publishing rights. Additionally, we intend to employ songwriters and producers to develop music products with publishing rights retained by us. We plan to acquire interests in original songs that will be developed at our facilities. We do not deem the acquisition of these songs to be material in that presently none have been recorded or used in any of our activities, including promotion, and we have no present intention or plans to use them in any capacity. In the future, it is conceivable that songs commissioned or acquired by us may be included on albums or produced as singles, although no assurance can be given as to this use. We intend to use EMI Music Publishing to administer our songs outside of the United States.

THE  STUDIO  DIVISION

     Metropolitan operates our studio division, which provides support for the in-house recording of our artists. Metropolitan is an audio recording facility that provides us with "start to finish" music recording services.

     We intend to provide audio recording services to the music industry, including national and international recording companies, independent record producers and other entities which request the services of the recording facilities. The studio division will seek to combine technological expertise and creative, experienced management in the state-of-the-art commercial recording facilities.

     Metropolitan consists of three studios and is capable of tracking to tape or digitally. The studio features custom acoustical design treatments, which provide a critically accurate listening environment. The studio`s equipment includes:

  -     a  72-input  SSL  Series  9000;
  -     a  top-of-the-line  recording/mixing  console;
  -     two Studer A-827 2-inch tape machines;
  -     two ProTools 5.1 Mix Plus Cubes; and
  -     Quested  Q212s  monitors.

     Metropolitan`s studios also feature a vintage Helios console. The Helios provides a rare and unique analog sound and is one of only 500 in existence. Metropolitan also includes fully equipped digital film and editing facilities for film, video and television productions. We view the sound studios principally as a catalyst to attract artists and to record their products in-house. We will sell studio time when the studios are not in use for in-house production.
                               INDUSTRY BACKGROUND

THE  RECORDED  MUSIC  INDUSTRY

     The recorded music industry has experienced substantial revenue growth since its inception and is dominated by five major international entertainment companies:

  -     Vivendi  Universal  SA  (Universal  Music  Group);
  -     AOL  Time  Warner  Inc.  (WEA);
  -     Sony Corp. (Sony Music Entertainment);
  -     Bertelsmann AG (BMG); and
  -     EMI Group PLC.

     In the late 1940`s, record retail sales amounted to only $48 million annually. By 1970, sales had grown to nearly $1.7 billion annually. By way of current comparison, the Recording Industry Association of America ("RIAA") reported the sound recording domestic market in 2001 to be $13.7 billion. The International Federation of Phonographic Industry ("IFPI"), an organization that represents the recording industry worldwide, reported the global music market was worth $33.7 billion in 2001. This revenue growth has resulted from a combination of factors, the most important of which has been rapidly developing technology. Since 1984, the value of sales industry wide has increased at a faster rate than unit volume growth, due in part to the introduction and acceptance of CDs, which are priced substantially higher than vinyl records and tapes. CDs represented 91 percent of all units shipped in 2001. IFPI reports that sales of recorded music on a per capita consumption basis in 2001 to be largest in the United Kingdom, with an average of four record purchases per year per person, followed by the United States, Australia, Germany, France, Japan, Canada and Spain. The proportion of global music sales accounted for by the world`s top ten markets was 84 percent in 2001. Globally, music video sales increased in 2001, boosted by the DVD video. The top ten audio markets accounted for 89 percent of global music video sales. DVD accounted for just over 50 percent of units in these markets. The United States represents approximately 40 percent of the total world music market. The RIAA reports that, in 2001, Rock remained the most popular genre of music in the United States with 24 percent of the market followed by Pop with 12.1 percent, Rap/Hip-Hop with 11.4 percent, R&B/Urban with 10.6 percent, Country music with 10.5 percent, Jazz with 3.4 percent and Classical with 3.2 percent of all music items purchased.

     Both the RIAA and IFPI reported that the increased availability of free music via mass digital copying and internet piracy have had a substantial negative impact on the recorded music industry in 2001 and the industry is aggressively pursuing strategies to resolve the erosion of unit shipments and sales in the world market. In 2001, digital copying and Internet piracy have resulted in an approximate 5 percent decline in worldwide revenues as well as an approximate 6.5 percent decline in units sold worldwide. This decline continued in 2002.

     Music is also an essential part of the advertising and film industries. Music contributes significantly to the success of advertising. Additionally, music has become an integral part of film, as seen from the successes of many musical soundtracks of popular movies. Film soundtracks have also produced a number of hit singles worldwide. The growth of the DVD format has demonstrated an increased demand for DVD products.

     Foreign record sales account for over one-half of worldwide record sales. English versions of popular hits have achieved acceptance and success throughout the globe. Examples are the foreign chart successes of such artists as Limp Bizkit, Destiny`s Child, Linkin Park and many others. Generally, the U.S. record industry is expanding its international liaisons through worldwide licenses.

     Music publishing rights serve as an additional and significant source of earnings for record companies. Publishing and sub-publishing revenues are generated for each song contained in an album, cassette or CD.

THE  FEATURE  FILM  INDUSTRY

     General
     -------

     The feature film industry encompasses the development, production and distribution of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including:

 - Universal Pictures, Warner Bros. (including New Line Cinema and Castle Rock Entertainment);
 - Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group);
 -     Paramount Pictures;
 - The Walt Disney Company (including Buena Vista Pictures, Touchstone Pictures and Miramax Film Corp.); and
 - Metro-Goldwyn-Mayer Inc. (including MGM Pictures and United Artists Pictures Inc.).

     In recent years, however, true "independent" motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

     Independent  Feature  Film  Production  and  Financing
     ------------------------------------------------------

     Generally, independent production companies do not have access to the extensive capital required to make feature-length motion pictures, such as the "blockbuster" films produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of operations of major studios. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than $20 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize the risk of loss.

     Independent  Feature  Film  Distribution
     ----------------------------------------

     Motion picture distribution encompasses the exploitation of motion pictures in theatres and in markets, such as home DVD and video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities. Instead, these producers rely on advances from domestic and international distributors who approve their projects before production commences, as well as profit sharing or equity arrangements for individual projects. Generally, the local distributor in any country or region will acquire distribution rights for a motion picture from an independent producer using one or more of these methods. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of gross receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor`s payment to the distributor of a percentage of the box-office receipts for the exhibition period, generally 40% to 50%, depending upon the success of the motion picture.

COMPETITION

     The recorded music, motion picture, and music publishing industries are highly competitive. We will compete with other companies for artists, airtime and space in retail outlets. We are not at present, and do not expect in the foreseeable future, to be a significant participant in the marketplace. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We compete with the major media and entertainment companies and studios, numerous independent motion picture, recorded music, music publishing and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. In addition, our music and motion picture productions compete for audience acceptance and exhibition outlets with music and motion pictures produced and distributed by other larger more established companies. As a result, the success of any of our recorded music products or DVD/motion pictures is dependent not only on the quality and acceptance of a particular production, but also on the quality and acceptance of other competing productions released into the marketplace at or near the same time.

     The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. Some of our competitors in the entertainment market will include AOL Time Warner, Sony, EMI, Disney, Viacom and numerous independent companies. Some of our competitors in the music business will include Motown, WEA, Universal, Interscope, BMG and EMI. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, AOL Time Warner and numerous smaller independent companies, which produce, develop or market films, DVD`s, television and cable programming.

EMPLOYEES

     As of October 31, 2002 we had one full-time employee in our operations. We use and plan to continue using independent consultants, producers, professionals and contractors on an as needed basis. Upon obtaining financing, we will hire additional employees in connection with the production of our recorded music and film productions. We believe that our employee and labor relations are good. Our full-time employee is not a member of any union. On film projects, we may employ members of a number of unions, including the International Alliance of

Theatrical and Stage Employees, the Screen Actors Guild and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay in our release of new films and thereby could adversely affect our cash flow and revenues.

RISK FACTORS

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

     WE  NEED  TO  OBTAIN  FINANCING  IN  ORDER  TO  CONTINUE  OUR  OPERATIONS.

     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through February 28, 2004 if we do not raise at least $5,000,000 from the sale of our securities. We currently do not have arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

     WE  HAVE  APPROXIMATELY  $1,930,000  IN  INDEBTEDNESS;  IF WE ARE UNABLE TO
SATISFY  THIS  INDEBTEDNESS,  THEN  OUR  BUSINESS  WILL  BE  ADVERSELY AFFECTED.

     We presently have indebtedness in the aggregate principal amount of approximately $1,930,000. Approximately, $1,100,000 of this indebtedness consists of amounts owed to our Chief Executive Officer pursuant to demand promissory notes. Approximately $435,000 of this indebtedness consists of amounts owed to third party lenders pursuant to promissory notes that mature subsequent to the date on which we raise additional financing. A secured convertible promissory note in the principal amount of $250,000 matures on November 30, 2003. If this convertible promissory note is converted into shares of our common stock, then we will no longer have a cash liability related to this convertible promissory note. However, if this lender does not elect to convert this note into shares of our common stock and we are unable to repay this note at maturity, then the lender has the right to foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely affect our operations. In addition, we are presently in technical default on a $145,000 loan which we received from a bank. Although we have made all required payments under this loan and the bank has not taken any action with respect to this technical default, if the bank elected to exercise its rights under its security agreement, it could foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely affect our operations.

     WE ARE DEPENDENT ON THE OPERATIONS OF CHARLES STREET, A CO-VENTURE WHICH WE OPERATE WITH SONY FOR A SUBSTANTIAL PORTION OF OUR REVENUES.

     We entered into a co-venture agreement with Sony, a major international entertainment company. We intend to release a series of DVD films and soundtrack records in 2003 through this co-venture, Charles Street. While we also plan to independently distribute records under private labels, we will depend on Charles Street for a substantial portion of our revenues. There is no assurance that we will obtain sufficient financing or that Charles Street will be funded sufficiently to enable us to produce each DVD film and record we intend to release. Any failure to produce each DVD film and soundtrack record which we intend to release will have a material adverse effect on our business, results of operations and financial condition. Pursuant to the terms of the co-venture agreement with Sony, the final decision regarding whether or not a particular film project or soundtrack is made through Charles Street is in the discretion of Sony. If Sony determines that it does not want to produce our projects through Charles Street, then we will be forced to produce these projects independently and they will not obtain the benefits of the marketing and distribution support of Charles Street. It will be significantly more difficult for us to produce and distribute such projects. In addition, pursuant to the co-venture agreement, we will refer recording artists to Charles Street for the production, marketing and distribution of CDs and other recordings. Sony has the exclusive right, on an artist-by-artist basis, to require us to assign our contract rights to work with a recording artist to Charles Street. Charles Street will then have the exclusive right, throughout the world to exploit any recordings made by such artists. If Sony determines that it does not wish to produce and distribute recordings made by our artists through Charles Street, then we will be forced to produce these CDs through our independent label and distribute them through RED, Sony`s independent label distribution channel, and we will not obtain the benefits of the marketing and distribution support of Charles Street for these projects. Accordingly, it will be more difficult for us to produce and distribute such projects.

     INDEPENDENT DISTRIBUTORS WILL BE A SIGNIFICANT ELEMENT OF OUR GROWTH STRATEGY.

     We will rely on independent distributors to distribute a significant portion of our entertainment products and services when developed. A significant element of our growth strategy will be to increase the sale and distribution of our products and services by expanding our presence in local markets and by extending this network into new markets either by internal growth, acquisition or both. We may not be able to develop, recruit, maintain, motivate, retain and control a network of independent distributors. In addition, we have little control over the resources that independent distributors will devote to marketing our products and the amount of our competitors` products that our independent distributors choose to market. Any decision by a distributor to not distribute or promote our products or services or to promote our competitors` products and services could have a material adverse effect on our business, results of operations or financial condition.

     WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF AN INVESTMENT IN OUR COMMON STOCK.

     We have a limited history in the entertainment industry upon which you may base an evaluation of an investment in our common stock. On October 2, 2002, we entered into a Share Exchange Agreement with Christopher Schwartz, pursuant to which we acquired all of the issued and outstanding common stock of Metropolitan Recording Inc. and all of the membership interests of each of Ruffnation Films and Snipes Productions. Our strategy is to become an independent multimedia entertainment company. In addition to operating a music division, recording studio division and film production company, we plan to establish television, publishing and management operations. Prior to entering into the Share Exchange Agreement, we did not operate in the multimedia and entertainment industry. Accordingly, we have a limited history in the industry in which we operate.

     WE HAVE A HISTORY OF LOSSES AND EXPECT THAT LOSSES MAY CONTINUE IN THE FUTURE.

     Our net loss for the ten months ended October 31, 2002 totaled $890,776 compared to a net loss of $355,156 for the fiscal year ended October 31, 2001. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot assure you that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2003. We cannot assure you that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected.

     SHARES  OF  OUR  COMMON  STOCK  LACK  A  SIGNIFICANT  TRADING  MARKET.

     Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. Pending approval from the Securities and Exchange Commission, the Bulletin Board will be replaced by the BBX, a new listed market for small companies. The BBX is scheduled to be launched in the fourth quarter of 2003. The BBX will have qualitative listing standards and many of the corporate governance standards required by the NASDAQ Stock Market. Once the Bulletin Board ceases operations, if we have not met the BBX listing standards and have not transitioned the listing of our securities to the BBX, we might have to quote our securities on the "Pink Sheets", which are less liquid than the Bulletin Board. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

     OUR  SUCCESS  WILL  DEPEND  ON  EXTERNAL  FACTORS  IN  THE  MUSIC  AND FILM
INDUSTRIES.

     Operating in the music and film industries involves a substantial degree of risk. Each planned music project, film production is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a music project or a film production also depends upon:
 - the quality and acceptance of other competing records or films released into the marketplace at or near the same time;
 -     critical  reviews;
 - the availability of alternative forms of entertainment and leisure activities;
 -     general  economic  conditions;  and
 -     other  tangible  and  intangible  factors.

     Each of these factors is subject to change and cannot be predicted with certainty. There can be no assurance that our planned music projects and film productions will obtain favorable ratings or reviews or that consumers will purchase our entertainment products and services.

     OUR SUCCESS WILL BE LARGELY DEPENDENT UPON OUR KEY EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL.

     Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher Schwartz. The loss of Mr. Schwartz`s services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them. Although Mr. Schwartz has entered into an employment agreement with us, and owns approximately 51% of our issued and outstanding common stock on an as-converted basis, there is no assurance that Mr. Schwartz will continue his employment with us. Although we believe that we would be able to locate a suitable replacement for Mr. Schwartz if his services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

     UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY AND TRADE SECRETS MAY AFFECT OUR MARKET SHARE AND PROFITABILITY.

     We protect intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain jurisdictions. We may distribute our products in some jurisdictions in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions. We will rely on our copyrights, trademarks, trade secrets, know-how and continuing technological advancement to establish a competitive position in the marketplace. We will attempt to protect our intellectual property through copyright and agreements with future artists and employees. Other companies may independently develop or otherwise acquire similar creative materials or gain access to our intellectual property. Despite our precautions, there can be no assurance that we will be able to adequately protect our intellectual property from competitors in the future. In addition, litigation may be necessary in the future to:

  -     enforce  intellectual  property  rights;
  -     to  protect  our  trade  secrets;
  -     to determine the validity and scope of the rights of others; or
  -     to defend against claims of infringement or invalidity.

Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

     PROTECTING AND DEFENDING AGAINST INTELLECTUAL PROPERTY CLAIMS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely effect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations.

     PIRACY, ILLEGAL DUPLICATION OF CDS AND DVDS AND FILE SHARING OF MUSIC AND FILM PRODUCTS OVER THE INTERNET MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our ability to compete depends in part on the successful protection of our intellectual property, including our music and film productions. Piracy, illegal duplication and Internet peer-to-peer file sharing of music and film products has had an adverse effect on the entertainment industry as a whole. If new legislation aimed at protecting entertainment companies against piracy, illegal duplication and Internet peer-to-peer file sharing is not enacted and enforced, and we are unable to protect our music and film productions from piracy, illegal duplication and Internet peer-to-peer file sharing, then such continued activities may have a material adverse effect on our business.

     OUR  SUCCESS  WILL  DEPEND  ON  OUR  ARTISTS.

     We plan to enter into film and recording contracts with several artists. We cannot assure you that we will be able to retain the artists we plan to enter contracts with or that we will be able to attract additional artists. We may not be able to develop our artists successfully or in such a manner that produces significant sales. Furthermore, each film and recording is an individual artistic work, the public acceptance of which cannot be known in advance. Accordingly, we cannot assure you that any film or record released by any particular artist will experience financial success. In addition, if any particular artist experiences success, we cannot predict the timing or longevity of such success or the extent of the popularity of any particular artist.

     WE  WILL  DEPEND  ON  THE  CONTINUED  POPULARITY  OF  URBAN  MUSIC.

     We plan to produce records in multiple genres of music including neo-classical soul and hip-hop. Our proposed artists will be primarily in this segment of the market. If tastes move away from this type of music and we do not develop any alternatives, then we may not be able to sell enough entertainment products and services to be profitable. Although we believe that this sector will continue to grow, consumer taste is unpredictable and constantly changing, and we cannot predict with any certainty that this segment will continue to remain popular.

     OUR GROWTH AS A MULTIMEDIA ENTERTAINMENT COMPANY DEPENDS ON THE SUCCESS AND INCREASED USE OF ENTERTAINMENT PRODUCTS AND SERVICES.

     The entertainment products and service market is rapidly evolving. The demand and market acceptance of our planned products and services is uncertain and subject to a high degree of risk. In order for certain of our planned entertainment products and services to be successfully accepted in the marketplace, the production and content of our entertainment products and services must be accepted as a viable alternative to traditional entertainment products and services. Because these markets may be new and evolving, it is difficult to predict the size of the market and its growth rate. If the market for our entertainment products and services fails to develop or develops more slowly than we anticipate, we will not be able to generate revenues from our entertainment products and services at the rate we anticipate. In addition, if demand for our entertainment products and services grows too quickly, our infrastructure may not be able to support the demands placed on us by this growth and our performance and reliability may decline.

     WE WILL BE IN COMPETITION WITH COMPANIES THAT ARE LARGER, MORE ESTABLISHED AND BETTER CAPITALIZED THAN WE ARE.

     The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the products and services we plan to offer. Some of our competitors in the entertainment market will include AOL Time Warner, Sony, EMI, Disney and Viacom. Some of our competitors in the music business will include Motown, WEA, Universal, Interscope, BMG, EMI and numerous smaller independent companies. We expect that our film business will compete with well-established companies, including MGM, Dreamworks and AOL Time Warner and numerous smaller independent companies, which produce, develop or market films, DVD`s, television and cable programming. Many of our competitors have:

  - greater financial, technical, personnel, promotional and marketing resources;
  -     longer  operating  histories;
  -     greater  name  recognition;  and
  -     larger  consumer  bases  than  us.

     We believe that existing competitors are likely to continue to expand their products and service offerings. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the entertainment market and attempt to market entertainment products and services similar to our products and services, which would result in greater competition. We cannot be certain that we will be able to compete successfully in the entertainment, multimedia, music, film, management or television programming markets.

     FUTURE SALES OF OUR SECURITIES WILL DILUTE THE OWNERSHIP INTEREST OF OUR CURRENT STOCKHOLDERS.

     We expect to sell our equity securities in order to raise the funds necessary to fund our operations. Any such transactions will involve the issuance of our previously authorized and unissued securities and will result in the dilution of the ownership interests of our present stockholders.

     WE MIGHT EXPAND THROUGH ACQUISITIONS WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK AND ADDITIONAL DEBT AND EXPENSES.

     Any acquisitions of other companies which we complete may result in potentially dilutive issuances of our equity securities and the incurrence of additional debt, all of which could have a material adverse effect on our business, results of operations and financial condition. We plan to seek acquisitions and joint ventures that will complement our services, broaden our consumer base and improve our operating efficiencies. Acquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect our operating results. There can be no assurance that acquisition or joint venture opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

     OPERATING INTERNATIONALLY MAY EXPOSE US TO ADDITIONAL AND UNPREDICTABLE RISKS.

     We intend to enter international markets to expand sales of our planned entertainment products and to market our entertainment products and services. International operations are subject to inherent risks, including:

  -     potentially  weaker  intellectual  property  rights;
  -     changes  in  laws  and  policies  affecting  trade;
  -     difficulties in obtaining foreign licenses;
  -     changes in regulatory requirements;
  -     instability of foreign economies and governments;
  -     instances of war or terrorists activities;
  -     unexpected changes in regulations and tariffs;
  -     fluctuations in the value of foreign currencies;
  - intricate investment and tax laws, including laws and policies relating to the repatriation of funds and to withholding taxes; and
  - uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

Due to these risks, operating in international markets could have a material adverse effect on our future business, results of operations or financial condition.

     OUR  SHARES  OF  COMMON  STOCK  ARE  SUBJECT  TO  PENNY  STOCK  REGULATION.

     Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

- a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
- a description of the broker`s or dealer`s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;
- a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
-    a  toll-free  telephone  number  for  inquiries  on  disciplinary  actions;
- definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

-    the  bid  and  offer  quotations  for  the  penny  stock;
- the compensation of the broker-dealer and its salesperson in the transaction;
- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
- monthly account statements showing the market value of each penny stock held in the customer`s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser`s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

     BUDGET  OVERRUNS  MAY  ADVERSELY  AFFECT  OUR  BUSINESS.

     Actual music projects or film production costs may exceed their budget, sometimes significantly. Risks such as labor disputes, death or disability of star performers, rapid high technology changes relating to special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a music project or film production incurs substantial budget overruns, then we may have to seek additional financing from outside sources to complete production. We cannot assure you that such financing will be available to us, or if available, whether such funds will be available to us on acceptable terms. In addition, if a music project or film production incurs substantial budget overruns, there can be no assurance that such costs will be recouped, which could have a significant impact on our business, results of operations or financial condition.

     OUR  OPERATING  RESULTS  MAY  FLUCTUATE  SIGNIFICANTLY.

     We expect that our future operating results may fluctuate significantly as a result of the following:

- the timing of domestic and international releases of future music projects, or films we produce;
-     the  success  of  our  future  music  projects  or  films;
- the timing of the release of related products into their respective markets;
-     the costs to distribute and promote the future music projects and films;
- the success of our distributors in marketing our future music projects and films;
- the timing of receipt of proceeds generated by the music projects, and films from distributors;
- the introduction of new music projects, and films by our future competitors;
-     the timing and magnitude of operating expenses and capital expenditures;
- the level of unreimbursed production costs in excess of budgeted maximum amounts;
- the timing of the recognition of advertising costs for accounting purposes under generally accepted accounting principles; and
- general economic conditions, including continued slowdown in advertiser spending.

As a result, we believe that our results of operations may fluctuate significantly, and it is possible that our operating results could be below the expectations of investors.

     WE  DO  NOT  INTEND  TO  PAY  CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK.

     The future payment of dividends will be at the discretion of our Board of Directors and will depend on our future earnings, financial requirements and other similarly unpredictable factors. For the foreseeable future, it is anticipated that any earnings which may be generated from our operations will be retained by us to finance and develop our business and that dividends will not be paid to shareholders.

ITEM 2.     DESCRIPTION OF PROPERTY

     Our corporate headquarters is located at 101 Charles Drive, Bryn Mawr, Pennsylvania 19010 and occupies approximately 7,200 square feet of space under a lease agreement that expires on August 31, 2004. Metropolitan subleases the premises at cost from an unaffiliated entity controlled by Christopher Schwartz. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew this lease on similar terms upon expiration. If we cannot renew the lease agreement, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.     LEGAL PROCEEDINGS

     We know of no actual, threatened or pending legal proceedings to which we or any of our subsidiaries are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.


                                    PART  II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "TMEG".

Market  Information
-------------------

     On June 14, 2002 our predecessor, US Patriot, Inc., filed Form 8-A12G with the Securities and Exchange Commission registering shares of our common stock under the Exchange Act. Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on July 22, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the year ended October 31, 2002 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 14-for-1 forward stock split that occurred on October 7, 2002.

Fiscal  Year  ended  October  31,  2002
-----------------------------------------------------
Quarter  ended:          High  Bid       Low  Bid
                        --------------  -------------
 July 31, 2002                   --         --
 October 31, 2002              1.45        .05

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On March 13, 2003, the closing bid price for our common stock was $1.15 per share.

Holders
-------

     As of February 28, 2003 we had 31 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Stocktrans, Inc.

Dividends
---------

     To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.

Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans
-------------------------------------------------------------------------

     On October 9, 2002, pursuant to the Employment Agreement which we entered into with Christopher Schwartz, we granted Christopher Schwartz the option to purchase up to 5,786,707 shares of our common stock pursuant to Section 4(2) of the Securities Act. The exercise price per share of these options is equal to the closing price of our common stock on the respective dates that the options vest, as follows:

     - 750,000 shares vested upon the commencement of Christopher Schwartz` employment on October 9, 2002;
     -    825,000  shares  vest  on  October  9,  2003;
     -    907,500 shares vest on October 9, 2004;
     -    998,250 shares vest on October 9, 2005;
     -    1,098,075 shares vest on October 9, 2006; and
     -    1,207,882  shares  vest  on  October  9,  2007.

     In order to exercise each tranche of these options, Mr. Schwartz must be employed by us on the respective date that each such tranche vests.

     There were no other securities authorized for issuance under equity compensation plans at February 28, 2003.

Recent  Sales  of  Unregistered  Securities  and  Use  of  Proceeds
-------------------------------------------------------------------

     On October 2, 2002, pursuant to the Share Exchange Agreement and Plan of Reorganization, we issued 8,000,000 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock, $.0001 par value per share, to Christopher Schwartz pursuant to Rule 506 promulgated under the Securities Act. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock at the option of the holder and is entitled to 10 votes in all matters submitted to a vote of our stockholders.

     On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. In connection with this loan, we issued to Gemini a 14% secured convertible promissory note in the principal amount of $250,000 and a warrant to purchase 62,500 shares of our common stock pursuant to Section 4(2) of the Securities Act. Our obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003, however we have the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007 and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. We paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest is payable in cash unless Gemini elects to have the interest paid in shares of our common stock. As described in the loan covenants, we are required to comply with various financial and other covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. Under the terms of the loan agreement, we are required to register for Gemini the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, at the option of Gemini, we are subject to a monthly penalty of .1% shares of our common stock then outstanding computed on a fully diluted basis per day until the shares are registered.

     In November 2002 we issued a Stock Purchase Warrant to purchase 33,400 shares of our common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to Frank Eiffe in exchange for consulting services. The Warrant is exercisable for five years and the holder is entitled to piggyback registration rights.

     In November 2002 we issued a Stock Purchase Warrant to purchase 66,600 shares of our common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to Dr. Wolfgang Moelzer in exchange for consulting services. The Warrant is exercisable for five years and the holder is entitled to piggyback registration rights.

     In December 2002 we issued a Stock Purchase Warrant to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to BKB Boston K Burg Management GmbH in exchange for consulting services. The Warrant is exercisable for five years and the holder is entitled to piggyback registration rights.

ITEM 6.     MANAGEMENT`S DISCUSSION AND ANALYSIS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

HISTORY  OF  THE  COMPANY
-------------------------

     We are a Delaware corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "TMEG". From the date of our formation on October 2, 2000 through October 1, 2002, we were engaged in the business of manufacturing mens` and boys` furnishings. During this period, our name was US Patriot, Inc. and we were a South Carolina corporation.

     On October 2, 2002, we entered into a Share Exchange Agreement and Plan of Reorganization with Christopher Schwartz pursuant to which Mr. Schwartz tendered to us all of the capital stock of Metropolitan, a Pennsylvania corporation that operates a recording studio in Philadelphia, PA, and also owns (i) all of the membership interests of Ruffnation Films, a Pennsylvania limited liability company that operates a film company in Philadelphia, PA, and (ii) all of the membership interests of Snipes, a Pennsylvania limited liability company that is the producer of Snipes, the first full length film project of Ruffnation Films. These securities were tendered to us in exchange for 8,000,000 newly issued shares of our common stock and 1,000,000 newly issued shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible by Mr. Schwartz into ten shares of common stock at any time. Each share of Series A Convertible Preferred Stock is entitled to 10 votes per share and will not be entitled to dividends or interest. The shares of Series A Convertible Preferred Stock will have a liquidation preference over shares of our common stock.

     In connection with the share exchange transaction, all of our officers and directors resigned and Mr. Schwartz was elected as a member of our Board of Directors. In addition, Mr. Schwartz was appointed as our President and entered into a five-year employment agreement with us.

     The share exchange transaction was accounted for as a reverse acquisition. Although we were the legal acquirer in the share exchange transaction, Metropolitan was the accounting acquirer since its shareholders acquired a majority ownership interest in our company. Consequently, the historical financial information included in the financial statements prior to October 2002 is that of Metropolitan. All significant intercompany transactions and balances have been eliminated. Pro forma information is not presented as the share exchange is a recapitalization and not a business combination.

     On November 18, 2002, our shareholders approved a redomestication merger pursuant to which we were merged with and into TriMedia Entertainment Group, Inc., a wholly owned subsidiary of US Patriot, Inc. that was incorporated in the State of Delaware. On November 22, 2002, the redomestication merger was consummated and we became a Delaware corporation.

     Pursuant to Rule 12g-3(a) under the Exchange Act, we were the successor issuer to US Patriot, Inc. for reporting purposes under the Exchange Act, and our common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

     On December 3, 2002, our trading symbol on the Over-The-Counter Bulletin Board was changed from "USPA" to "TMEG".

     Due to the fact that Metropolitan has adopted our fiscal year ending on October 31, our consolidated financial statements include a Consolidated Balance Sheet dated as of October 31, 2002 and a Consolidated Statement of Operation, Consolidated Statement of Stockholders` Equity and a Consolidated Statement of Cash Flows for the ten-month period ended October 31, 2002. Accordingly, the Results of Operations set forth below compares our operating results for the twelve-month period ended December 31, 2001 to our operating results for the ten-month period ended October 31, 2002. Our results of operations for Fiscal 2002 reflect our current business operations, film and music.

     Please also refer to the information in notes 1 and 2 to the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in this Form 10-KSB.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

     Revenue  Recognition
     --------------------

     We recognize revenue from the sale or licensing of films and nonrefundable minimum guarantees from customers upon meeting all recognition requirements of Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films". According to SOP 00-2, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:
Persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. If we do not meet any one of the preceding conditions, then we will defer recognizing revenue until all of the conditions are met.

     Capitalized  Film  Costs
     ------------------------

     Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis.

     Artist  Compensation  Costs
     ---------------------------

     The amount of royalties earned by artists, as adjusted for anticipated returns, is charged to expense in the period in which the sale of the record takes place. Advance royalty paid to an artist is reported as an asset only if the past performance and current popularity of the artist to whom the advance is made provide a sound basis for estimating that the amount of the advance will be recoverable from future royalties earned by the artist. Capitalized advances are charged to expense as subsequent royalties are earned by the artist. Any portion of capitalized advances that appear not to be fully recoverable from future royalties to be earned from the artist are charged to expense during the period in which the loss becomes evident.

RESULTS  OF  OPERATIONS
-----------------------

Ten Months Ended October 31, 2002 (Fiscal 2002) vs. Year Ended December 31, 2001 (Fiscal 2001)

     We incurred a Net Loss of $890,776 ($0.03 per share) in Fiscal 2002 on Net Revenues of $65,353 compared to a Net Loss of $355,156 ($0.01 per share) on Net Revenues of $358,106 in Fiscal 2001. Net Loss From Operations was $940,776 ($0.04 per share) in Fiscal 2002 compared to a Net Loss From Operations of $355,161 ($0.01 per share) in Fiscal 2001. The $585,615 increase in Net Loss From Operations was primarily due to increased operating expenses related to the development, marketing and production of the film Snipes and professional fees and costs related to merger and negotiation of the co-venture with Sony Music.

     Net Revenues were $65,353 in Fiscal 2002 as compared to $358,106 in Fiscal 2001, a decrease of $292,753. This decrease in Net Revenues primarily resulted from a $227,742 decrease in Net Revenues from film operations due to a reduction in work on production of music videos for independent projects while our film division focused its resources on the production and editing of the film Snipes, and a reduction in Net Revenues from recording services at our recording studios due to less rentals of studio time experienced in Fiscal 2002.

     Direct Costs were $52,546 in Fiscal 2002 as compared to $246,580 in Fiscal 2001, a decrease of $193,034. This decrease was a result of the decreased production fees and costs and related reductions in artist cost and expenses related to the decrease in Fiscal 2002 of music video projects. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

     Operating Expenses were $953,583 in Fiscal 2002, as compared to $467,687 in Fiscal 2001, an increase of $485,896. This increase was primarily due to an increase of $286,253 in professional fees for legal and accounting expenses related to the share exchange transaction and negotiation of the Sony Music co-venture, an increase of $99,570 in rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities in Fiscal 2002, an increase of $87,753 in salary expense in Fiscal 2002, and an increase of $49,583 in consulting expenses related to the share exchange transaction. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities and travel.

     Rental Income was $50,000 in Fiscal 2002 as compared to $0 in Fiscal 2001. This income was due to payments that we received based on a sublease of a portion of our corporate headquarters. As of November 1, 2002, we have arranged for the sublessee to directly pay the landlord. Accordingly, in Fiscal 2003, we anticipate that we will no longer record Rental Income and our Rent Expense will decrease proportionately.

CHANGES  IN  FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     Our operating activities used cash of $561,695 in Fiscal 2002 and $150,915 in Fiscal 2001. The use of cash from operations in Fiscal 2002 was due primarily to our net loss and an increase in film costs, principally offset by non-cash charges for depreciation and amortization, and an increase in accounts payable and amounts due to affiliates. The use of cash from operations in Fiscal 2001 was due primarily to our Net Loss and film costs, partially offset by non-cash charges for depreciation and amortization, interest expense and an increase in accounts payable and amounts due to affiliates.

     Our investing activities provided cash of $0 in Fiscal 2002 and used cash of $192,429 in Fiscal 2001. In Fiscal 2001, this amount was used for capital expenditures. No capital expenditures were incurred in Fiscal 2002.

     Our financing activities provided cash of $582,759 in Fiscal 2002 and $311,239 in Fiscal 2001. In Fiscal 2002, financing activities provided $25,000 in cash through sales of common stock, $132,981 through loans received from a principal stockholder, and $435,000 from the issuance of demand notes payable by Snipes. In Fiscal 2001, financing activities provided $278,496 in cash through various loans received from third party lenders and $32,743 through loans received from a principal stockholder.

     At October 31, 2002, we had $27,769 in cash. At February 28, 2003, we had $8,420 in cash. We do not believe that the amount of cash which we had on hand at February 28, 2003 is sufficient to fund our operations through October 31, 2003. We have principally relied on equity financing and loans from our principal stockholders and third party lenders to fund our operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities. We have had preliminary discussions with a limited number of institutional funding sources, on the basis of which we believe that funding can be obtained. However, we are not certain that we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $5,000,000 in order to meet our anticipated cash requirements through February 28, 2004. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. We currently do not have arrangements with respect to, or sources of, additional financing. In the event that we are unable to raise these funds through the sale of our securities, then we will be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

     We presently anticipate that we will derive a significant portion of our Net Revenues in Fiscal 2003 from the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. We have entered into a co-venture agreement with Sony pursuant to which Sony may advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. Under the terms of the agreement, the funds are considered a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Through February 28, 2003, Sony has advanced $64,589 to cover the costs related to the release of the DVD/Home Video. These advanced funds shall be repaid to Sony from the proceeds of the sale of the Snipes DVD/Home Video, as well as a 20% distribution fee, before we are entitled to receive any of the proceeds from the sale of the DVD/Home Video. Accordingly, there can be no assurance that we will receive any net revenues from the sale of Snipes.

     In February 2003, we received a $200,000 advance from a third party independent film distribution company for the licensing rights to the film
Snipes for television and cable broadcasting. During Fiscal 2003, we have negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony. We anticipate receiving Net Revenues from the television and international licensing rights during Fiscal 2003. However, there can be no assurance that we will generate Net Revenues from any of these arrangements.

     We have entered into negotiations of agreements with licensors and distributors of our film and music products both domestically and internationally. Pursuant to industry standards, the terms and conditions of these agreements provide for advances against sales of the respective film or music product that is licensed or distributed. We use the advances for operating capital needs. However in most cases these advances are recoverable from future sales of our products. There is no assurance that the advances that we receive will be recoverable from the sale of respective music or film products licensed or distributed domestically or internationally. In addition, there is no assurance that we will receive sufficient advances to adequately fund our operations.

     We advance funds to artists and, in some cases, to independent producers pursuant to their respective contracts for acquisition, composition, marketing, production, development or other related costs. In most cases, these expenses are recoverable from the artist or independent producer upon the sale of such party`s music or film product. However, there can be no assurance that the advances or expenses will be recoverable from the artist or producer of a film or music project. We do not presently have any existing obligations to advance funds to any artists or independent producers and our ability to do so in the future is highly dependent on our ability to raise additional financing.

     Accordingly, if we are unable to raise $5,000,000 of additional financing, it is very unlikely that we will be able to fund our operations through February 28, 2004 from our net revenues.

     In  addition,  we  are  presently  in default on the following obligations:

     We are presently in technical default on a loan in the original principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The Current principal balance of the Loan at January 31, 2003 was $145,000.

The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with its election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our October 31, 2002 Consolidated Balance Sheet.

     On September 27, 2002, Snipes received a $25,000 unsecured loan and issued a promissory note in the principal amount of $25,000 to a third party lender. This Promissory Note accrues interest at the rate of 10% per annum and matured on November 11, 2002.

     On September 30, 2002, Snipes received a $10,000 unsecured loan and issued a promissory note in the principal amount of $10,000 to a third party lender. This Promissory Note accrues interest at the rate of 10% per annum and matured on November 14, 2003.

     We also have other obligations which mature or may mature in the next twelve months:

     In June 2002, Snipes received a $400,000 loan and issued a 25% secured promissory note in the principal amount of $400,000 to third party lenders. The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes` ownership interest in the motion picture Snipes. This promissory note matures on the date which is 10 calendar days after the date that we conduct the closing of at least $5,000,000 in a private placement offering of our securities.

     On November 1, 2002, we borrowed $250,000 from Gemini. Our obligation to repay this loan is documented by a 14% secured convertible promissory note in the principal amount of $250,000. Our obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003, however we have the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. Accrued interest is payable in cash unless Gemini elects to have the interest paid in shares of our common stock. As described in the loan covenants, we are required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini.

     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum.

     Accordingly, approximately $1,930,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months.

     The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, Net Revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments, to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $5,000,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of future film production under the Charles Street co-venture with Sony, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.

     These matters raise substantial doubt about our ability to continue as a going concern. We will need to raise significant additional funding in order to satisfy our existing obligations and to fully implement our business plan. There can be no assurances that such funding will be available on terms acceptable to us or at all. If we are unable to generate sufficient funds, particularly at least $5,000,000, then we may be forced to cease or substantially curtail operations.

     We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.

ITEM 7.     FINANCIAL STATEMENTS

     Our consolidated financial statements for Fiscal Years 2002 and 2001 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 19, 2002, our Board of Directors approved the dismissal of Elliott Davis, LLC, the principal accountants previously engaged to audit our financial statements. The reports provided by Elliott Davis, LLC for US Patriot, Inc. for the fiscal year ended October 31, 2001 and the period from October 2, 2000 (inception) to October 31, 2000 did not include an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During our most recent fiscal year ended October 31, 2002, and the subsequent period, there were no disagreements with the former independent auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the former independent auditor, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On November 19, 2002, our Board of Directors approved the engagement of Cogen Sklar, LLP as the principal accountants to audit our financial statements. During our most recent fiscal year and the subsequent period prior to such appointment, we had not consulted the newly engaged independent auditor regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.


                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of all directors and executive officers of the Company and their positions as of February 28, 2003.

Name                     Age    Current Position(s) with Company
----------------------   ---    -----------------------------------------------
Christopher Schwartz     42     Chief Executive Officer, President, Treasurer
                                and Director

Rich Murray              44     President of Ruffnation Films LLC

Ernest J. Cimadamore     41     Secretary, President of Ruffnation Music, Inc.

All directors serve until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by majority vote of the remaining directors. The executive officers are elected by, and serve at the discretion of the Board of Directors.

     A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:

     CHRISTOPHER SCHWARTZ, CHAIRMAN AND CEO - Mr. Schwartz was elected as a member of our Board of Directors and was appointed as our Chief Executive Officer in October 2002. He is responsible for all corporate policies and revenue options. Mr. Schwartz began in the music field as a performer and started his experience in the record industry as a promoter of musical talent for clients such as Priority and Island Records. He is credited as one of the first record industry executives to `crossover` hip-hop to mainstream pop with the artist Schooly D. In 1989, he and his partners formed Ruffhouse Records with a production and distribution deal with Columbia Records, a division of Sony. As CEO of Ruffhouse, he achieved international fame, with multimillion unit album sales, Billboard charting topping acts and success of groups such as Cyprus Hill, Kriss Kross and The Fugees. The Fugees are credited by the Recording Industry Association of America with the biggest selling hip-hop album of all time by a group. He is also credited with discovering and producing the multi-Grammy award winning artist Lauryn Hill. In 1999, Ruffhouse was sold to Sony and Mr. Schwartz formed Ruffworld Entertainment Group. As Founder and CEO of Ruffworld Entertainment, Mr. Schwartz` vision of a multimedia entertainment company developing music and film with musical content was born. Through its recording division, Ruffworld Entertainment established a joint venture record label with Warner Brothers. Its film division recently completed the DVD film, Snipes, starring Nelly, a Grammy award winning hip-hop artist with over 17 million album sales. Mr. Schwartz has developed, produced or discovered artists that have achieved over 100 million unit sales and approximately $1 billion in sales over his career to date. As a leader in the music industry, he has been recognized by Forbes, The Wall Street Journal, The New York Times, CNN, CNBC and industry publications such as Billboard, Vibe, Hits, Rolling Stone, The Hollywood Reporter and The Source.

     RICHARD MURRAY, PRESIDENT OF RUFFNATION FILM LLC - Mr. Murray is responsible for overseeing our film operations. Recently Mr. Murray wrote, produced and directed his first feature film, "Snipes," which has been released through Ruffnation Films co-venture with Sony. He has over 15 years experience as a director, writer and producer of film related products and services. He has directed and produced over 100 music videos for such star artists as Kriss Kross, Spin Doctors, The Fugees, Arrested Development, Monica, and Jeff Healy. With such a diverse list of credits, he is perhaps the only director who has had a #1 video in four different genres of popular music. During his 15-year career as a music video director, he has earned a reputation for his ability to define the essence of whatever type of music and artist he has worked with. After graduating from Temple University with a B.A. in Communications in 1984, Mr. Murray began his professional career by directing some of the earliest rap videos for hip-hop legends Schooly D and Roxanne Shante.

     ERNEST J. CIMADAMORE, PRESIDENT OF RUFFNATION MUSIC, INC.- Mr. Cimadamore is responsible for our music operations and administration. He has 20 years of experience in the music industry. From 1981 to 1987, Mr. Cimadamore was Senior Vice President of Philly World Records that was distributed by Atlantic Records, a division of Time Warner. He joined Alpha International Records as a Senior Vice President in 1987. Alpha International was a division of a public company which had a distribution agreement through Polygram Records. He also founded and operated his own marketing company. In a two-year period, the company was responsible for 25 gold and platinum artist projects for numerous major record companies, including Atlantic, Elektra, Sony, Warner Bros. and Island. The company worked with artists that included Kurupt, Anita Baker, Levert, Keith Sweat, and The Whispers. Over his 20 years in the music industry he has successfully worked in the areas of operations, distribution, promotion, sales and marketing. During the period from 1991 to 2002, Mr. Cimadamore served as a corporate officer for Clariti Telecommunications International, Ltd., a public company based in Philadelphia, Pennsylvania.

There are no family relationships among any of our directors or executive officers.

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

     Prior to October 2, 2002, the date of the Share Exchange Agreement, we do not believe that any of the prior Reporting Persons made filings required by
Section 16(a) of the Securities Exchange Act. Based on our review of the copies of reports received by us, and written representations received from Reporting Persons, we believe that all filings required to be made by the Reporting Persons for the period November 1, 2001 through October 31, 2002 were made on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued during the fiscal year ended October 31, 2002 ("Fiscal 2002") to the our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").
                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                   Compensation
                                               Annual Compensation    Awards
                                               ------------------- ------------
                                Fiscal Year                         Number of
Name and Principal Position        Ended         Salary    Bonus      Options
----------------------------- ----------------  --------- ------- -------------

Phillips N. Dee, President    October 31, 2002   $67,500      $0             0

Christopher Schwartz          October 31, 2002   $     0      $0     5,786,707
Chief Executive Officer, President
Treasurer

     Phillips N. Dee was the President of US Patriot, Inc. until October 2, 2002, the date on which we consummated the share exchange transaction, on which date he resigned from office and our Board of Directors appointed Christopher Schwartz as President and Chief Executive Officer.

     Option  Grants  For  the  Fiscal  Year  Ended  October  31,  2002
     -----------------------------------------------------------------

     Pursuant to the terms of his Employment Agreement, Christopher Schwartz received options to purchase 5,786,707 shares of our common stock. This constitutes 100% of the stock options granted to employees in fiscal 2002. The exercise price per share of these options is equal to the closing price of our common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:

 - 750,000 shares vested upon the commencement of Christopher Schwartz` employment on October 9, 2002;
 -     825,000  shares  vest  on  October  9,  2003;
 -     907,500 shares vest on October 9, 2004;
 -     998,250 shares vest on October 9, 2005;
 -     1,098,075 shares vest on October 9, 2006; and
 -     1,207,882 shares vest on the October 9, 2007.

     In order to exercise the options, Mr. Schwartz must be employed by us on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz. The options which have vested have an exercise price of $1.50 per share at the vesting date. No additional options were granted to executive officers or employees during Fiscal 2002. No options were exercised by any of our executive officers in Fiscal 2002.

    The following table sets forth information concerning year-end option values for Fiscal 2002 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock on October 31, 2002 of $1.46.

                          FISCAL YEAR END OPTION VALUES

                                                              Value of Unexercised
              Number of Unexercised Options                   In-the-Money Options
                    at Fiscal Year End                         at Fiscal Year End
-------------------------------------------------------   -------------------------------
    Name                 Exercisable     Unexercisable     Exercisable     Unexercisable
----------------------   -----------    ----------------  -------------    --------------
Christopher  Schwartz     750,000     5,036,707     $0     $0

     Long Term Incentive Plans
     -------------------------

     We  currently  do  not  have  any  long-term  incentive  plans.

     Compensation  of  Directors
     ---------------------------

     Our  director  is  not compensated for any services provided as a director.

     Employment  Agreements
     ----------------------

     On October 9, 2002, we entered into a five-year Employment Agreement with Christopher Schwartz. Pursuant to the terms of the Employment Agreement, Christopher Schwartz is our Chief Executive Officer and shall be a member of our Board of Directors. Mr. Schwartz is entitled to receive an annual base salary of $300,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Schwartz is also entitled to receive options to purchase 5,786,707 shares of our common stock. If we terminate the employment of Mr. Schwartz without cause, due to a long term disability, or as a result of his death or if Mr. Schwartz terminates his employment for good reason, as such terms are defined in the employment agreement, then his right to exercise his stock options shall be accelerated and all unvested options shall immediately vest. In addition, if we experience a merger, acquisition, sale of our assets or similar transaction in which we are not the surviving corporation, then all unvested options will immediately vest unless such options are assumed by the surviving corporation.


     Repricing  of  Options
     ----------------------

     We  have  not  adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of February 28, 2003, certain information with respect to beneficial ownership of our common stock as of February 28, 2003 by:

 - each person known to us to be the beneficial owner of more than 5% of our common stock;
 -     each  of  our  directors;
 -     each of our executive officers; and
 -     all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of February 28, 2003, 25,999,000 shares of our common stock were issued and outstanding.


                                   Amount and Nature
Name and Address              of Beneficial Ownership(1)     Percent of Class
----------------------------  --------------------------   --------------------

Christopher Schwartz (2)(5)                  18,725,000          51.0
101 Charles Drive
Bryn Mawr, PA 19019

Ernest Cimadamore (3)                          252,000             *
101 Charles Drive
Bryn Mawr, PA 19019

Richard Murray (4)                                   0             *
101 Charles Drive
Bryn Mawr, PA 19019

Cabo Capital Ltd.                                1,330,000              5.1
4 Temple Building
Prince William and Main Street
Box 822
Charlestown Nevis British Virgin Islands

Capital Growth Trust                             1,310,000              5.0
29 Greystone Park
Lynn, MA  01906

International Corporate Management, Inc.         1,330,000              5.1
2501 Wharton Street
Philadelphia, PA  19146

Starnet Technologies Limited                     1,316,000              5.1
Skelton Building - 4th
Floor Drakes Highway - Box 3444
Road Town Tortola British Virgin Island

All directors and executive officers            18,977,000             51.7
as a group (3 people)(5)
________________
*     Less than one percent.
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) Sole Director, Chief Executive Officer and President. Includes the amount held in escrow for Christopher Schwartz by Erskine, Wolfson & Gibbon.
(3)  President  of  Ruffnation  Music,  Inc.
(4)  President  of  Ruffnation  Films  LLC.
(5) Also includes 10,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series A Convertible Preferred Stock and 725,000 shares of common stock which are issuable upon exercise of vested stock options held by Mr. Schwartz.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum.

     Metropolitan subleases our corporate headquarters located at 101 Charles Drive, Bryn Mawr, Pennsylvania 19010 from an unaffiliated entity owned by Mr. Schwartz. Metropolitan pays rent equal to the cost of the lease to this entity.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     The  following  Exhibits  are  filed  as  part  of  this  report.
Exhibit  Number     Description
---------------     -----------

 Exhibit Number     Description
---------------    ------------
        2.1        Share Exchange Agreement and Plan of Reorganization dated as of October 2, 2002 by and among US Patriot, Inc. and
                   Christopher Schwartz (incorporated by reference to Exhibit
                   1.1 of Current Report on Form 8-K filed on October 18, 2002).
        2.2        Agreement  and Plan of Merger  between US Patriot,  Inc. and TriMedia  Entertainment  Group,  Inc.
                   (incorporated  by reference to  Exhibit 3.4  of Current  Report on Form 8-K  filed on  December 2,
                   2002).
        2.3        Articles of Merger as filed in the State of South Carolina
                   (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on December 2, 2002).
        2.4        Certificate of Merger as filed in the State of Delaware
                   (incorporated by reference to Exhibit 3.5 of Current Report on Form 8-K filed on December 2, 2002).
        3.1        Certificate of Incorporation of TriMedia  Entertainment Group, Inc.  (incorporated by reference to
                   Exhibit 3.1 of Current Report on Form 8-K filed on December 2, 2002).
        3.2        Certificate  of Amendment of Certificate  of  Incorporation  Before Payment of Capital of TriMedia
                   Entertainment Group, Inc.  (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on December 2, 2002).

 Exhibit Number     Description
---------------    ------------

        3.3        By-laws of TriMedia  Entertainment  Group,  Inc.  (incorporated  by  reference to  Exhibit 3.3  of
                   Current Report on Form 8-K filed on December 2, 2002).
        4.1        Specimen Stock Certificate.
        4.2        Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc.
       10.1        Employment  Agreement dated as of October 9, 2002 by and between US Patriot,  Inc. and Christopher
                   Schwartz.
       10.2        Co-Venture  Agreement between Sony Music, a Group of Sony Music  Entertainment,  Inc.,  Ruffnation
                   Films, LLC and Christopher Schwartz dated as of September 20, 2002.
       10.3        Loan Agreement by and between TriMedia  Entertainment Group, Inc. and Gemini Growth Fund, LP dated as of November 1, 2002.
       10.4        14% Secured  Convertible  Promissory  Note in the  principal  amount of $250,000  issued to Gemini
                   Growth Fund, LP dated November 1, 2002.
       10.5        Subordinated Agreement by and among TriMedia Entertainment
                   Group, Inc., Christopher Schwartz, SPH Investments, Inc.,
                   Capital Growth Trust, HMA Investment Profit Sharing Plan,
                   Continental Southern Resources, Inc. and Gemini Growth Fund,
                   LP dated as of November 1, 2002.
       10.6        Guaranty by US Patriot, Inc. in favor of Gemini Growth Fund, LP dated as of November 1, 2002.
       10.7        Security  Agreement issued by TriMedia  Entertainment  Group, Inc. to Gemini Growth Fund, LP dated
                   November 1, 2002.
       10.8        Warrants  to  purchase  62,500  shares of common  stock  issued to Gemini  Growth  Fund,  LP dated
                   November 1, 2002.
       10.9        25% Secured Promissory Note in the principal amount of $400,000 by Snipes Productions,  LLC issued to International Travel CD`s, Inc.
      10.10        Copyright and Royalty Security  Agreement dated June 27,  2002 by and between Snipes  Productions,
                   LLC and International Travel CD`s, Inc. dated June 27, 2002.
      10.11        10%  Promissory  Note in the  principal  amount of  $25,000 by Snipes  Productions,  LLC issued to
                   International Travel CD`s, Inc. dated September 27, 2002.
      10.12        10%  Promissory  Note in the  principal  amount of  $10,000 by Snipes  Productions,  LLC issued to
                   International Travel CD`s, Inc. dated September 30, 2002.
      10.13        Assignment and Release Agreement dated October 5,  2002 between  International  Travel CD`s, Inc.,
                   SPH  Investments,  Inc.,  Capital Growth Trust,  HMA  Investments  Profit  Sharing Plan,  Inc. and
                   Continental  Southern Resources,  Inc. relating to the promissory notes in the aggregate principal amount of $435,000 by Snipes  Productions,  LLC issued to International  Travel CD`s, Inc. and the
                   Copyright and Security Agreement.
      10.14        Intercreditor  Agreement by and between Christopher Schwartz and each of Capital Growth Trust, SPH
                   Investments,  Inc., HMA Investments Profit Sharing Plan and Continental  Southern Resources,  Inc.
                   dated October 25, 2002.
      10.15        Stock  Purchase  Warrant to purchase  33,400  shares of common  stock  issued to Frank Eiffe dated
                   November of 2002.
Stock Purchase  Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November of 2002.
      10.17        Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated
                   December 12, 2002.
      10.18        7% Demand  Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to
                   Christopher Schwartz dated May 1, 2002.
      10.19        Security  Agreement  issued by  Ruffnation  Films LLC,  Snipes  Productions  LLC and  Metropolitan
                   Recording Inc. to Christopher Schwartz dated May 1, 2002.
      10.20        8% Promissory Note in the principal amount of $162,000 by Metropolitan  Recording Inc. issued to
                   Founders Bank dated August 21, 2001.
      10.21        Security Agreement issued by Metropolitan Recording, Inc. to Founders Bank dated August 21, 2001.
      10.22        Loan Agreement between Metropolitan Recording Inc. and Founders Bank dated August 21, 2001.

 Exhibit Number     Description
---------------    ------------

         16        Letter on change in certifying accountant from Elliot Davis,
                   LLC (incorporated by reference to Exhibit 16.1 of Current
                   Report on Form 8-K filed November 25, 2002).
         21        Subsidiaries of TriMedia Entertainment Group, Inc.
       99.1        Certification dated March 17, 2003 pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002 made by Christopher Schwartz,
                   Chief Executive Officer and Chief Financial Officer.

         (b) On October 18, 2002 we filed a current Report on Form 8-K reporting the consummation of the transactions described in the Share Exchange Agreement and Plan of Reorganization dated as of October 2, 2002 by and among US Patriot, Inc. and Christopher Schwartz.

ITEM 14.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

     Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission`s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

         Changes in Internal Controls
         -----------------------------

         There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

ITEM 15.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We completed a share exchange transaction on October 2, 2002. In connection with the share exchange, all of our officers and directors resigned and Christopher Schwartz was elected to our Board of Directors and was appointed our President and Chief Executive Officer. As described in Item 8 of this Annual Report on Form 10-KSB, on November 19, 2002, our new management engaged a new principal accountant to audit our financial statements for Fiscal 2001 and Fiscal 2002. Accordingly, the following information presented for Fiscal 2002 represents fees paid for services provided by both Cogen Sklar, LLP, our present principal accountants and Ellot David, LLC our former principal accountants, and the information presented for Fiscal 2001 represents fees paid for services provided solely by Elliott Davis, LLC, our former principal accountants.

         Audit Fees
         ----------

         During Fiscal 2002, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements for the years ended December 31, 2000 and 2001 and the ten months ended October 31, 2002 was $92,038. During Fiscal 2001, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $8,165.

         Audit-Related Fees
         ------------------

     During Fiscal 2002, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $8,950. These services consisted of consulting fees related to the review of US Patriot`s SB-2 registration statement and the sale of US Patriot, Inc. to our present management pursuant to the share exchange transaction. During Fiscal 2001, there were no fees billed for assurance and related services that are reasonably related to the performance of the audit at review of financial statements.

         Tax Fees
         --------

     During Fiscal 2002, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $1,250. These services consisted of tax planning for the sale of US Patriot, Inc. to our present management pursuant to the share exchange transaction. During Fiscal 2001, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $2,395. These services consisted of preparation of our 2001 and 2002 tax returns.

         All Other Fees
         --------------

     During Fiscal 2002 and Fiscal 2001 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         Audit Committee Approval
         ------------------------

     We do not presently have an audit committee. All of the services listed above were approved by Christopher Schwartz, our Chief Executive Officer and sole director.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                      (FORMERLY KNOWN AS US PATRIOT, INC.)
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     OCTOBER 31, 2002 AND DECEMBER 31, 2001

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY



                                 C O N T E N T S
                                 ---------------


                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS` REPORT                                        F-1


CONSOLIDATED BALANCE SHEETS                                         F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                               F-3


CONSOLIDATED STATEMENT OF STOCKHOLDERS` EQUITY                      F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6 - F-15

                          INDEPENDENT AUDITORS` REPORT



To the Board of Directors
Trimedia Entertainment Group, Inc.
  (formerly known as US Patriot, Inc.) and Subsidiary
Bryn Mawr, Pennsylvania

We have audited the consolidated balance sheets of Trimedia Entertainment Group, Inc. (formerly known as US Patriot, Inc.) and Subsidiary as of October 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders` equity and cash flows for the ten months and year then ended. These consolidated financial statements are the responsibility of the Companies` management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedia Entertainment Group, Inc. (formerly known as US Patriot, Inc.) and Subsidiary as of October 31, 2002 and December 31, 2001 and the results of their consolidated operations and cash flows for the ten months and year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note 3 to the financial statements, the Companies have suffered recurring losses from operations, have negative working capital of $1,374,085 at October 31, 2002 and experienced negative cash flow from operations of $561,695 and $150,915 for the ten months ended October 31, 2002 and the year ended December 31, 2001, all of which raises substantial doubt about their ability to continue as a going concern. Management`s plans in regard to this matter are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                  COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
November 20, 2002, except for
Note 15, as to which the date
Is November 27, 2002

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001


                                                                   October 31,   December 31,
                                                                      2002          2001
                                                                  -----------    -----------
ASSETS

CURRENT ASSETS
  Cash                                                            $    27,769    $     6,705
  Accounts receivable                                                  13,500         34,774
                                                                  -----------    -----------
                                                                       41,269         41,479

PROPERTY AND EQUIPMENT - Net                                        1,507,135      1,664,549

FILM COSTS                                                          3,657,037      2,864,902

OTHER ASSETS                                                              200            200
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 5,205,641    $ 4,571,130
                                                                  ===========    ===========

        LIABILITIES AND STOCKHOLDERS` EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                               $   148,273    $    11,321
  Demand note payable                                                 435,000             --
  Accounts payable and accrued expenses                               830,580        249,242
  Taxes payable                                                         1,501          1,501
  Due to affiliates                                                        --        808,242
                                                                  -----------    -----------
                                                                    1,415,354      1,070,306

LONG-TERM DEBT - Net of current portion                                    --        147,174

LOAN PAYABLE - STOCKHOLDER/MEMBER                                   1,100,000      3,331,187
                                                                  -----------    -----------

TOTAL LIABILITIES                                                   2,515,354      4,548,667
                                                                  -----------    -----------

       STOCKHOLDERS` EQUITY

Common stock subscribed                                                25,000             --
Preferred stock, $0.0001 par value; 20,000,000 shares
  authorized; 1,000,000 issued and outstanding                            100            100
Common stock, $0.0001 par value; 100,000,000 shares
  authorized; 25,999,000 shares issued and outstanding                  2,599          2,599
Additional paid-in capital                                          4,117,901        584,301
Accumulated deficit                                                (1,455,313)      (564,537)
                                                                  -----------    -----------


TOTAL STOCKHOLDERS` EQUITY                                          2,690,287         22,463
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY                        $ 5,205,641    $ 4,571,130
                                                                  ===========    ===========

 the accompanying notes are an integral part of these consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        TEN MONTHS ENDED OCTOBER 31, 2002
                        AND YEAR ENDED DECEMBER 31, 2001


                                                          2002         2001
                                                      -----------   -----------

NET REVENUE                                           $    65,353   $   358,106


DIRECT COSTS                                               52,546       245,580
                                                      -----------   -----------


GROSS PROFIT                                               12,807       112,526


OPERATING EXPENSES                                        953,583       467,687
                                                      -----------   -----------


LOSS FROM OPERATIONS                                      940,776       355,161


RENTAL INCOME                                              50,000            --


INTEREST INCOME                                                --             5
                                                      -----------   -----------


NET LOSS                                              $   890,776   $   355,156
                                                      ===========   ===========


BASIC AND DILUTED LOSS PER SHARE                      $      0.03   $      0.01
                                                      ===========   ===========


WEIGHTED AVERAGE NUMBER OF SHARES                      25,999,000    25,999,000
                                                      ===========   ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS` EQUITY
               FOR THE PERIOD JANUARY 1, 2001 TO OCTOBER 31, 2002

                                                                                                     Additional
                                                            Common        Preferred       Common       Paid-in
                                                        Stock Subscribed     Stock         Stock       Capital
                                                        ----------------  -----------  ------------  ------------
BALANCE AT JANUARY 1, 2001                              $            --   $        --  $          1  $    260,999


Accrued interest contributed as capital                              --            --            --       326,000


Net loss for the year ended December 31, 2001                        --            --            --            --


Retroactive recapitalization upon reverse acquisition)               --           100         2,598        (2,698)
                                                        ----------------  -----------  ------------  ------------


BALANCE AT DECEMBER 31, 2001                                         --           100         2,599       584,301


Reverse acquisition:
Conversion of loan payable - stockholder/member                      --            --            --     2,364,168
Conversion of due to affiliates                                      --            --            --       967,432


Accrued interest contributed as capital                              --            --            --       202,000


Common stock subscribed                                          25,000            --            --            --


Net loss for the ten months ended
October 31, 2002                                                     --            --            --            --
                                                        ----------------  -----------  ------------  ------------


BALANCE AT OCTOBER 31, 2002                             $        25,000   $       100   $     2,599   $ 4,117,901
                                                        ================  ===========  ============  ============

                                                          Member`s      Accumulated
                                                           Deficit        Deficit         Total
                                                         -----------   -----------    -----------
BALANCE AT JANUARY 1, 2001                               $  (134,011)   $   (75,370)   $    51,619


Accrued interest contributed as capital                           --             --        326,000


Net loss for the year ended December 31, 2001                (13,931)      (341,225)      (355,156)


Retroactive recapitalization upon reverse acquisition)       147,942       (147,942)            --
                                                         -----------    -----------    -----------


BALANCE AT DECEMBER 31, 2001                                      --       (564,537)        22,463


Reverse acquisition:
Conversion of loan payable - stockholder/member                   --             --      2,364,168
Conversion of due to affiliates                                   --             --        967,432


Accrued interest contributed as capital                           --             --        202,000


Common stock subscribed                                           --             --         25,000


Net loss for the ten months ended                                 --       (890,776)      (890,776)
October 31, 2002

                                                         -----------    -----------    -----------
BALANCE AT OCTOBER 31, 2002                              $        --    $(1,455,313)   $ 2,690,287
                                                         ===========    ===========    ===========

   The notes are an integral part of these consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        TEN MONTHS ENDED OCTOBER 31, 2002
                        AND YEAR ENDED DECEMBER 31, 2001

                                                                     October 31,    December 31,
                                                                         2002           2001
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (890,776)   $  (355,156)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                      157,414        179,195
      Interest expense                                                    62,000        130,000
      (Increase) decrease in assets
        Accounts receivable                                               21,274         26,137
        Film costs                                                      (652,135)      (303,553)
      Increase in liabilities
        Accounts payable and accrued expenses                            581,338         67,260
        Taxes payable                                                         --             35
        Due to affiliates                                                159,190        105,167
                                                                     -----------    -----------

  Net cash provided by (used in) operating activities                   (561,695)      (150,915)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                        --       (192,429)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable                                   25,000             --
  Net borrowings on loan payable, stockholder                            132,981         32,743
  Net borrowings (payments) on long-term debt                            (10,222)       158,496
  Net borrowings on loan payable                                              --        120,000
  Proceeds from demand notes payable                                     435,000             --
                                                                     -----------    -----------

  Net cash provided by financing activities                              582,759        311,239
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           21,064        (32,105)

CASH - BEGINNING OF YEAR                                                   6,705         38,810
                                                                     -----------    -----------

CASH - END OF YEAR                                                   $    27,769    $     6,705
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
  Interest                                                           $    57,663    $    10,051
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Capitalized Interest Cost
  Film costs                                                         $   140,000    $   196,000
                                                                     -----------    -----------

  Additional paid-in capital                                         $   140,000    $   196,000
                                                                     ===========    ===========

Conversion of loan payable -stockholder
  to additional paid-in capital                                      $ 2,364,168    $        --
                                                                     ===========    ===========

Conversion of due to affiliates to
  additional paid-in capital                                         $   967,432    $        --
                                                                     ===========    ===========

Recapitalization upon reverse acquisition:
  Preferred stock                                                    $        --    $       100
  Common stock                                                                --          2,598
                                                                     -----------    -----------
  Additional paid-in capital                                         $        --    $     2,698
                                                                     ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001





NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------
Trimedia Entertainment Group, Inc. (formerly known as US Patriot, Inc.) ("Patriot") and its wholly-owned subsidiary, Metropolitan Recording Inc. ("Metropolitan") (together "the Companies") operate a state of the art recording studio for film, video, audio and television productions and operate an independent film production company.

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC and Ruffnation Films LLC. These companies were associated through common ownership during the year ended December 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan Recording Inc. acquired all of the interest of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under
Section 351 of the Internal Revenue code of 1986, as amended. On October 2, 2002, Patriot, a public company, acquired 100% of the outstanding common stock of Metropolitan Recording Inc. which was accounted for as a reverse acquisition.

Comprehensive Income
--------------------
The Companies follow the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the companies have no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
-----------------------------------
The Companies` financial instruments consist of cash, accounts receivable and accounts payable. The carrying values of cash, accounts receivable and accounts payable approximate fair value because of their short maturities.

The carrying value of the long-term debt and loan payable-stockholder approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Companies maintain cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Companies may have cash balances in these financial institutions in excess of these limits. At October 31, 2002 there were no balances in excess of insurable amounts.

Accounts Receivable
-------------------
The Companies, in the normal course of business, extend credit to their customers. The Companies use the allowance method for uncollectible accounts. Management believes that accounts receivable for all periods presented are fully collectible, therefore, no allowance for doubtful accounts was recorded.

Film Costs
----------
Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. The Companies anticipate amortization of the film costs associated with the movie "Snipes" to begin upon distribution of the DVD in early 2003 and accordingly there was no amortization expense related to the film costs associated with the movie "Snipes" in 2002 and 2001. The Companies anticipate that the film costs will be fully amortized during 2003.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001







NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Depreciation
------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Income Taxes
------------
The Companies adopted SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Prior to October 2, 2002 Metropolitan Recording Inc. was a corporation taxed under the provisions of Subchapter "S" of the Internal Revenue Code. Ruffnation Films LLC and Snipes Productions, LLC are limited liability companies and were taxed as partnerships under provisions of the Internal Revenue Code. Under these provisions, the companies do not pay federal and state income taxes on its taxable income. Instead, the stockholders/members are liable for individual federal and state income taxes on their respective shares/interest of the companies` taxable income or have included their respective shares/interest of the companies` net operating loss in their individual income tax returns. Commencing on October 2, 2002 the companies are taxed as corporations.

Loss Per Share
--------------
The Companies follow SFAS 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings (loss) per share. The loss per share calculations include the change in capital structure for all periods presented. The Series A Convertible Preferred Stock, convertible into 10,000,000 shares of common stock, were outstanding at October 31, 2002 but were not included in the computation of diluted loss per share because to do so would be antidilutive.

Cost of Start-Up Activities
---------------------------
In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), the costs of start-up activities and organization costs are expensed as incurred.

Revenue Recognition and Accounting for Exploitation Costs
---------------------------------------------------------
The Companies` policy for revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs is in accordance with the AICPA Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management`s knowledge and experience. Accordingly, actual results could differ from those estimates.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001






NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Recoverability of Long Lived Assets
-----------------------------------
Effective January 1, 2002, the Companies adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of Statement 144 did not have a material effect on the Companies` financial position or results of operations.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and is currently not applicable to the Companies.


NOTE 2 - SHARE EXCHANGE

On October 2, 2002, Patriot, a public company with 17,999,000 common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Metropolitan from Christopher Schwartz. Christopher Schwartz received stock of Patriot in exchange for the common stock of Metropolitan. The acquisition resulted in Christopher Schwartz having voting control of Patriot and becoming chief executive officer and president of Patriot pursuant to an employment agreement. Therefore, Christopher Schwartz has effective control of the combined entity.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Metropolitan for the net monetary assets of Patriot, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Patriot, are those of the legal acquiree, Metropolitan, which are considered to be the accounting acquirer.

The Companies have adopted the fiscal year end of the legal acquirer, which is October 31st.

It is the intention of the parties that the share exchange described above will be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001







NOTE 2 - SHARE EXCHANGE (Continued)

Accordingly, the consolidated financial statements of Patriot as of October 31, 2002 and December 31, 2001 and for the ten months and year then ended, are the historical financial statements of Metropolitan for the same periods adjusted for the following transactions contained in the share exchange agreement executed at consummation of the acquisition. The basic structure and terms of the acquisition, together with the applicable accounting effects, were as follows:

     o Patriot acquired all of the outstanding shares of common stock of Metropolitan from Christopher Schwartz in exchange for (a) 8,000,000 shares of common stock, $.0001 per value per share, of Patriot and (b) 1,000,000 shares of Series A Convertible Preferred Stock, $.0001 par value per share, of Patriot; each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock at the option of the holder and is entitled to 10 votes in all matters submitted to a vote by shareholders. The common stock and Series A Convertible Preferred exchanged, in addition to the existing Patriot shares outstanding, collectively resulted in the recapitalization of Patriot, which has been reflected retroactively in the financial statements. Earnings per share calculations include Patriot`s change in capital structure for all periods presented.

     o Loans payable, including accrued interest, to Christopher Schwartz and controlled companies in the amount of $3,331,600 were discharged and reflected as contributed capital.

Prior to the closing of the share exchange agreement, all of the assets totaling approximately $181,000 less all of the liabilities totaling approximately $161,000 relating to the former business of Patriot was conveyed to an entity owned by the former officers and director of Patriot.


NOTE 3 - MANAGEMENT PLANS

Since their inception, the Companies have incurred significant losses and, as of October 31, 2002 had accumulated losses of $1,455,313. For the ten months ended October 31, 2002 and year ended December 31, 2001, the Companies` net losses were $890,776 and $355,156. In addition, the Companies had negative working capital of $1,374,085 at October 31, 2002 and experienced negative cash flow from operations of $561,695 and $150,915 for the ten months ended October 31, 2002 and year ended December 31, 2001. The Companies may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Companies` ability to generate sufficient revenues from its films and recording studio and raise additional capital in equity markets. There can be no assurances that the Companies will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future.

The Companies intend to raise additional capital of at least $5,000,000 from the sale of common stock. However, there can be no assurances that the Companies will be successful in raising sufficient capital to have a material positive effect on the Companies` operations and cash flow.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001








NOTE 4 - PROPERTY AND EQUIPMENT

Property, equipment and estimated useful lives consist of the following:


                                     YEARS            2002                2001
                                   ----------     --------------      --------------

Studio equipment                     5 - 7           $1,162,053          $1,162,053
Office furniture                       7                 12,270              12,270
Studio improvements                   39                756,700             756,700
                                                  --------------      --------------
                                                      1,931,023           1,931,023
Less:  Accumulated depreciation                         423,888             266,474
                                                  --------------      --------------

                                                     $1,507,135          $1,664,549
                                                  ==============      ==============



Related depreciation and amortization expenses were $157,414 and $179,195 for the ten months ended October 31, 2002 and the year ended December 31, 2001.


NOTE 5 - DEMAND NOTES PAYABLE

In June 2002, the Companies entered into a loan agreement with a corporation in which the Companies borrowed $400,000. Principal and accrued interest, at 25%, is payable in full on the earlier of December 31, 2002 or the date ten calendar days after the date the Companies conduct a closing of at least $5,000,000 in a private placement offering. The note is secured by a lien security interest in the feature length motion picture entitled "Snipes".

During September 2002, the Companies entered into a loan agreement with a corporation in which the Companies borrowed $35,000. Principal and accrued interest, at 10%, is payable upon demand. The note is unsecured.


NOTE 6 - LONG-TERM DEBT

In August 2001, Metropolitan entered into a term loan with a bank in the amount of $162,000, maturing in August 2006. The loan is payable in monthly installments of $1,965, including interest at 8%, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement allows for prepayment of the loan in full without penalty. The loan agreement has a provision that states any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange agreement entered into on October 2, 2002 resulted in a change of ownership of greater than 25% and therefore Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, may demand payment in full of the outstanding principal balance plus accrued interest and may hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank the total outstanding amount of this note is reflected as a current liability.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001


NOTE 6 - LONG-TERM DEBT (Continued)

The original minimum annual repayment requirements on the long-term debt as of October 31, 2002 are as follows:

            YEARS ENDING
             OCTOBER 31,                       AMOUNT
            -------------                    ---------

               2003                          $  12,099
               2004                             13,104
               2005                             14,191
               2006                            108,879



NOTE 7 - LOAN PAYABLE - STOCKHOLDER AND DUE TO AFFILIATES

Loan payable - stockholder and due to affiliates are unsecured debt generally with no stated interest rate or repayment terms, except for a $1,100,000 demand note payable to Christopher Schwartz accruing interest at 7% per annum. As to the debt with no stated interest rate, in accordance with Securities and Exchange Commission`s Staff Accounting Bulletin ("SAB") Topic 5(A), the
Companies  accrued  interest,  totaling  $251,714 in 2002 and  $326,000 in 2001, based on a fair market interest rate. Since the stockholder and commonly-controlled affiliates did not require payment of the accrued interest, except for $88,500, of which $50,000 was paid during 2002, the remaining accrued interest was contributed as capital.

The  Companies   recognized  interest  expense  of  $112,000  and  $130,000  and capitalized interest costs associated with film cost of $189,714 and $196,000 for ten months ended October 31, 2002 and for the year ended December 31, 2001.


NOTE 8 - STOCKHOLDERS` EQUITY

On October 17, 2002, the Companies received $25,000 proceeds from a stock subscription for 25,000 shares of common stock. As of October 31, 2002 the shares had not been issued.

Pursuant to the terms of his Employment Agreement (Note 12), Christopher Schwartz received options to purchase 5,786,707 shares of the Companies` common stock. The exercise price per share of these options is calculated based on the closing price of our common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:

- 750,000 shares upon the commencement of the employment of Christopher Schwartz on October 9, 2002;
-       825,000  shares  on  October  9,  2003;
-       907,500  shares  on  October  9,  2004;
-       998,250  shares  on  October  9,  2005;
-     1,098,075  shares  on  October  9,  2006;  and
-     1,207,882  shares  on  October  9,  2007

In order to exercise the options, Christopher Schwartz must be employed by the Companies on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz. The options which have vested have an exercise price of $1.50 per share at the vesting date.

The Company applies ABP Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the ten months ended October 31, 2002. Had compensation cost for the Company`s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company`s net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 4.7%.

              Net loss                 As reported          $    890,776
                                       Pro forma            $  1,834,776

              Net loss per share       As reported                  0.03
                                       Pro forma                    0.07

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001




NOTE 9 - INCOME TAXES

As discussed in Note 1, the Companies utilize the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Companies` historical corporate structure. Previous to October 2, 2002, the Companies were not subject to corporation taxes, rather the tax consequences were the responsibility of the individual stockholder, resulting in a permanent difference. The reconciliation of the statutory federal rate to the Companies` historical income tax expense (benefit) is as follows:

                                                           Ten Months Ended            Year Ended
                                                           October 31, 2002           December 31, 2001
                                                         ---------------------      ----------------------

Income tax benefit at
  U.S. federal income tax rate                               $   (306,700)              $   (120,800)
Losses attributable directly
  to stockholders                                                 279,200                    120,800
Valuation allowance                                                27,500                          -
                                                             -------------              -------------

Income tax benefit                                           $          -               $          -
                                                             =============              =============


Income tax benefit consists
  of the following:
Current tax benefit
  Federal                                                    $          -               $          -
State                                                                   -                          -
                                                             -------------              -------------

                                                             $          -               $          -
                                                             =============              =============

Deferred tax benefit
  Federal                                                    $     27,500               $          -
  State                                                                 -                          -
  Valuation allowance                                             (27,500)                         -
                                                             -------------              -------------
                                                                        -                          -
                                                             -------------              -------------

                                                             $          -               $          -
                                                             =============              =============



The components of the deferred assets (liabilities) are as follows:


                                                           October 31, 2002           December 31, 2001
                                                         ---------------------      ----------------------

Net operating loss                                           $     27,500               $          -
Valuation allowance                                               (27,500)                         -
                                                             -------------              -------------

                                                             $          -               $          -
                                                             =============              =============



At October 31, 2002, the Companies had a net operating loss of approximately $80,000 which if not used will expire in 2022.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001







NOTE 10 - CONTINGENCIES

The Companies have various contractual commitments, primarily associated with customary performer residuals and deferred compensation for the production of the film entitled "Snipes."

The Companies are obligated to pay deferred compensation of $30,000 to performers in the Snipes film upon the Companies entering into a distribution agreement for the film.

Under an agreement with The East Coast Council of the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators ("IATSE"), when the box office gross receipts of the film, as compiled by Entertainment Data, Inc. ("EDI"), reaches $4 million, the Companies are obligated to pay each employee the difference between the actual pay received and the amount of pay that would have been earned based on rates as defined by the agreement, plus an additional 12.5% of scale. Upon reaching box office gross receipts of $4 million, the Companies would also have to make additional contributions to the appropriate benefit funds of the East Coast Council local unions on behalf of each employee. Furthermore, if the box office gross receipts reaches $5 million, the Companies are obligated to pay each employee an additional 12.5% of scale. The estimated contingent liability under this agreement is between $200,000 to $325,000.

In addition, the Companies entered into a consulting agreement that obligates the Companies to pay the consultant $40,000 from the first monies received by the Companies resulting from the sale, distribution and exploitation of the film; $50,000 from the first monies received by the Companies immediately following recoupment of the production budget of the film and, as additional compensation to the consultant, three percent of the Companies` net receipts resulting from the exploitation of the film in all media, world-wide, with no expiration, as defined in the agreement.


NOTE 11 - LEASE COMMITMENTS

The Companies lease their office and studio space from an affiliated company, that is commonly-controlled, for $15,000 per month, under a lease agreement. The affiliated company`s lease expires on March 31, 2004 and contains two five-year options, with annual increases of 3% during the first option period and 4% during the second option period. Rent expense for the ten months ended October 31, 2002 and the year ended December 31, 2001 amounted to approximately $150,000 and $60,000.

The Companies sublease a portion of their office space to an unrelated company generating rental income of $5,000 per month.


NOTE 12 - EMPLOYMENT AGREEMENTS

The Companies entered into an employment agreement with Christopher Schwartz, the chairman and chief executive officer, which provides for an annual base salary of $300,000, with annual increases of at least 10%, for a period of five years. The Companies also may enter into employment agreements with certain other key employees.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001






NOTE 13 - BUSINESS SEGMENTS

The Companies follow SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Companies to provide certain information about their operating segments. The Companies have two reportable segments: recording studio and film production.

Summarized financial information concerning the Companies` reportable segments, which are based in the United States, is reflected in the following table:

                                                            Recording               Film
                                                              Studio             Production             Total
                                                           -------------        -------------        -------------
For the ten months ended October 31, 2002
-----------------------------------------

Net sales                                                   $    55,353          $    10,000          $    65,353
Loss from operations                                            575,861              326,129              940,776
Total assets                                                  1,492,322            3,702,105            5,205,641
Depreciation and amortization                                   152,004                5,410              157,414
Capital expenditures                                        $         -          $         -          $         -

For the year ended December 31, 2001
-----------------------------------------

Net sales                                                   $   120,364          $   237,742          $   358,106
Loss from operations                                            341,225               13,936              355,161
Total assets                                                  1,682,611            2,888,519            4,571,130
Depreciation and amortization                                   172,704                6,491              179,195
Capital expenditures                                        $   192,430          $         -          $   192,429



NOTE 14 - JOINT VENTURE

The Companies entered into a 50/50 joint venture agreement as of September 20, 2002 with Sony Music, a group of Sony Music Entertainment Inc. ("Sony") to form Charles Street, a Delaware limited liability company. Charles Street is comprised of two separate but interrelated business operations: Film venture and label venture.

Under the terms of the joint venture agreement, the Companies will fund the creation, production and marketing of two films and Sony, on behalf of the joint venture, will have the exclusive worldwide right to manufacture, market and distribute DVD`s of the film intended for home use. The motion picture entitled "Snipes" is considered the first film under the film venture.

The label venture requires the Companies to refer recording artists to the joint venture and gives Sony the exclusive worldwide right, on behalf of the label venture, to manufacture, market and distribute records embodying the musical performances of artists approved by Sony.

In exchange for providing distribution services for the film and label ventures, Sony will receive a distribution fee based on a percentage of the net billings of the ventures, as defined in the agreement.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
               (FORMERLY KNOWN AS US PATRIOT, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 2002 AND DECEMBER 31, 2001






NOTE 15 - SUBSEQUENT EVENTS

On November 18, 2002 the shareholders approved the merger of Patriot into its wholly-owned subsidiary, TriMedia Entertainment Group, Inc., a Delaware corporation, for the purpose of changing Patriot`s state of incorporation from South Carolina to Delaware. Documents regarding the merger were filed in the state of Delaware on November 22, 2002 and in the state of South Carolina on November 27, 2002.

On November 1, 2002, the Companies borrowed $250,000 from a limited partnership as part of a loan agreement. The loan bears interest at 14% per annum, payable in monthly installments commencing November 30, 2002. The note matures on November 30, 2003 and is secured by a lien on the Snipes film. The note is convertible, at the holder`s option, into common stock at a conversion price of $1 per share.


NOTE 16 - RETROACTIVE RESTATEMENT FOR RECAPITALIZATION UPON REVERSE ACQUSITION

The shareholders` equity at December 31, 2001 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at October 2, 2002 (Note 2) after giving effect to the difference in par value with the offset to additional paid-in-capital. The number of shares was previously presented as being received on October 2, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date:  March 17, 2003
                              TriMedia  Entertainment  Group,  Inc.


                              By  /s/  Christopher Schwartz
                              --------------------------------------------------
                              Christopher  Schwartz
                              Chief Executive Officer, Chief Financial Officer (principal financial officer and principal accounting officer)

                                 CERTIFICATIONS

         I, Christopher Schwartz, certify that:

         1. I have reviewed this annual report on Form 10-KSB of TriMedia Entertainment Group, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls.

         6. The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 17, 2003


                                          By:    /s/ Christopher Schwartz
                                             ------------------------------
                                             Christopher Schwartz
                                             Chief Executive Officer
                                             Chief Financial Officer