Form 10QSB
period 2003-01-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2003-03-28
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                     For the Quarter ended January 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
-------------------------------------------------------------------------------
                         (Name of Small Business Issuer)

            DELAWARE                                    14-1854107
-----------------------------------------     ---------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

       101 CHARLES DRIVE
   BRYN MAWR, PENNSYLVANIA                               19019
----------------------------------------     ---------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (610) 520-3050
            ---------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X]NO [ ]

There were 25,999,000 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at March 25, 2003.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                       ----------------------------------

                                      INDEX
                                      -----

                                                                                                    PAGE
                                                                                                    ----


Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at January 31, 2003 (unaudited) and October 31,
                  2002 (audited)...............................................................      1

                  Consolidated Statements of Operations for the Three Months Ended January 31,
                  2003 and January 31, 2002 (unaudited).......................................       2

                  Consolidated Statements of Cash Flows for the Three Months Ended January 31,
                  2003 and January 31, 2002 (unaudited).......................................       3

                  Notes to Consolidated Financial Statements...................................      4

         Item 2.  Management's Discussion and Analysis.........................................     10

         Item 3.  Controls and Procedures......................................................     15

Part II. Other Information

         Item 1.  Legal Proceedings............................................................     16

         Item 2.  Changes in Securities and Use of Proceeds....................................     16

         Item 3.  Defaults Upon Senior Securities..............................................     16

         Item 4.  Submission of Matters to a Vote of Security Holders..........................     17

         Item 6.  Exhibits and Reports on Form 8-K.............................................     17



                                      (i)

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      JANUARY 31, 2003 AND OCTOBER 31, 2002

                                                                              January 31,            October 31,
                                                                                 2003                   2002
                                                                            ---------------         --------------

                                                                               (Unaudited)              (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                           $   4,378              $  27,769
  Accounts receivable                                                                3,788                 13,500
  Prepaid expenses                                                                  13,125                      -
  Deferred loan costs                                                               47,400                      -
                                                                            ---------------         --------------
                                                                                    68,691                 41,269

PROPERTY AND EQUIPMENT - Net                                                     1,459,911              1,507,135

FILM COSTS                                                                       3,694,162              3,657,037

OTHER ASSETS                                                                           200                    200
                                                                            ---------------         --------------

TOTAL ASSETS                                                                   $ 5,222,964            $ 5,205,641
                                                                            ===============         ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                              $ 420,358              $ 148,273
  Demand note payable                                                              435,000                435,000
  Accounts payable and accrued expenses                                          1,208,146                830,580
  Taxes payable                                                                      1,501                  1,501
  Due to stockholder                                                                21,820                      -
                                                                            ---------------         --------------
                                                                                 2,086,825              1,415,354

LOAN PAYABLE - STOCKHOLDER                                                       1,100,000              1,100,000
                                                                            ---------------         --------------

TOTAL LIABILITIES                                                                3,186,825              2,515,354
                                                                            ---------------         --------------

           STOCKHOLDERS' EQUITY

  Common stock subscribed                                                           25,000                 25,000
  Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized; 1,000,000 issued and outstanding                                        100                    100
  Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 25,999,000 shares issued and outstanding                              2,599                  2,599
  Additional paid-in capital                                                     4,338,699              4,117,901
  Accumulated deficit                                                           (2,330,259)            (1,455,313)
                                                                            ---------------         --------------


TOTAL STOCKHOLDERS' EQUITY                                                       2,036,139              2,690,287
                                                                            ---------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 5,222,964            $ 5,205,641
                                                                            ===============         ==============



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                        2003           2002
                                                    ------------   ------------
NET REVENUE                                         $     28,225   $      6,669


DIRECT COSTS                                              26,808          8,578
                                                    ------------   ------------


GROSS PROFIT (LOSS)                                        1,417         (1,909)


OPERATING EXPENSES                                       877,449         70,946
                                                    ------------   ------------


LOSS FROM OPERATIONS                                     876,032         72,855


OTHER INCOME                                               1,086            739
                                                    ------------   ------------


NET LOSS                                            $    874,946   $     72,116
                                                    ============   ============


BASIC AND DILUTED LOSS PER SHARE                    $       0.03   $          -
                                                    ============   ============


WEIGHTED AVERAGE NUMBER OF SHARES                     25,999,000     25,999,000
                                                    ============   ============



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                        2003         2002
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(874,946)   $ (72,116)
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Warrants issued for consulting services                             157,600            -
    Amortization of deferred loan costs                                  15,800            -
    Depreciation and amortization                                        47,223       50,484
    (Increase) decrease in assets
       Accounts receivable                                                9,712            -
       Film costs                                                       (37,125)           -
       Prepaid expenses                                                 (13,125)           -
    Increase (decrease) in liabilities
       Accounts payable and accrued expenses                            377,565         (833)
       Due to affiliates                                                      -       15,533
                                                                      ---------    ---------

  Net cash used in operating activities                                (317,296)      (6,932)
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                        -      (30,970)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on loan payable, stockholder                            21,820       40,000
  Net borrowings (payments) on long-term debt                           272,085       (2,805)
                                                                      ---------    ---------

  Net cash provided by financing activities                             293,905       37,195
                                                                      ---------    ---------

NET DECREASE IN CASH                                                    (23,391)        (707)

CASH - BEGINNING OF YEAR                                                 27,769        4,836
                                                                      ---------    ---------

CASH - END OF YEAR                                                    $   4,378    $   4,129
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

  CASH PAID DURING THE YEAR FOR:
     Interest                                                         $   9,128    $   3,092
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
     Warrants issued for deferred loan costs                          $  63,200    $       -
                                                                      =========    =========



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiary (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2002 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on March 17, 2003 (the "2002 Annual Report".) Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2002 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended January 31, 2003 may not necessarily be indicative of the operating results expected for the full year.

BASIS OF PRESENTATION
---------------------
The consolidated financial statements include the accounts of Metropolitan Recording Inc. ("Metropolitan"), Snipes Production, LLC and Ruffnation Films LLC. These Companies were associated through common ownership during the year ended December 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan acquired all of the interest of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended. On October 2, 2002, US Patriot, Inc. ("Patriot"), a public company, acquired 100% of the outstanding common stock of Metropolitan, which was accounted for as a reverse acquisition. On November 18, 2002 the stockholders approved the merger of Patriot into its wholly-owned subsidiary, Trimedia, a Delaware Corporation. All material inter-company transactions have been eliminated in consolidation.

LOSS PER SHARE
--------------
The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months ended January 31, 2003 and 2002, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of January 31, 2003 had accumulated losses of $2,330,259. For the three months ended January 31, 2003, the Company's net loss was $874,946. In addition, the Company had negative working capital of $2,018,134 at January 31, 2003 and experienced negative cash flow from operations of $317,296 for the three months ended January 31, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 2 - GOING CONCERN (Continued)

The Company has no firm commitments for funding its operations. The Company has historically relied principally on equity financing and loans from its principal and third parties to meet its cash requirements. The Company intends to raise additional capital from the sale of its securitites. However, there can be no assurances that the Company will be successful in raising sufficient capital to have a material positive effect of the Company's operations and cash flow.

The Company has currently outstanding debt in the aggregate principal amount of approximately $1,930,000 as of January 31, 2003. The Company has granted a security interest in substantially all of its assets to secure its obligation to repay approximately $795,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the movie Snipes. On February 12, 2003, the Company received a $200,000 advance from a third party independent film distribution company for the licensing rights to the film Snipes for television and cable broadcasting. In addition, on February 25, 2003, the Company's film, Snipes, was released domestically in a DVD and video format for sale to the consumer market under the Sony co-venture. During Fiscal 2003, the Company anticipates receiving a distribution of revenue from the sale of the DVD and video products after repayment of manufacturing, distribution, marketing and promotional expenses related to the release of the Snipes DVD and video. Additionally, the Company has negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony and the Company anticipates receiving revenue from the international licensing rights during Fiscal 2003. There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company or that the commercial exploitation of the Company products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability to continue as a going concern, significant additional funding will be required beyond Fiscal 2003 to meet expected negative operating cash flows.


NOTE 3 - FILM COSTS

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. The Company anticipates amortization of the film costs associated with the movie "Snipes" to begin upon distribution of the DVD in February 2003.
Accordingly, there was no amortization expense related to the film costs associated with the movie "Snipes" for the three months ended January 31, 2003. The Company anticipates that the film costs will be fully amortized during fiscal 2003.


NOTE 4 - LONG-TERM DEBT

In August 2001, Metropolitan entered into a term loan with a bank in the amount of $162,000, maturing in August 2006. The loan is payable in monthly installments of $1,965, including interest at 8%, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement allows for prepayment of the loan in full without penalty. The loan agreement has a provision that states any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange agreement entered into on October 2, 2002 resulted in a change of ownership of greater than 25% and therefore Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, may demand payment in full of the outstanding principal balance plus accrued interest and may hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank the total outstanding amount of this note is reflected as a current liability. At January 31, 2003 the total outstanding balance of the term loan was $145,358.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)
NOTE 4 - LONG-TERM DEBT (Continued)

On November 1, 2002, the Company borrowed $250,000 from Trident Growth Fund, LP (f/k/a Gemini Growth Fund, L.P.) ("Trident"), a Delaware a limited partnership, as part of a loan agreement. The loan bears interest at 14% per annum, payable in monthly installments commencing November 30, 2002. The note matures on November 30, 2003 and is secured by a lien on the Snipes film. The note is convertible, at the holder's option, into common stock at a conversion price of $1 per share. As of January 31, 2003, the Company did not meet certain loan covenants and is therefore in technical default of the loan agreement. However, the holder of the note has waived this default for a period of six months.

On January 15, 2003, Trimedia borrowed $25,000 from a private company. This loan was repaid in full during February 2003.


NOTE 5 - STOCKHOLDERS' EQUITY

On October 17, 2002, the Companies received $25,000 proceeds from a stock subscription for 25,000 shares of common stock. As of January 31, 2003 the shares had not been issued.

As described in Note 4 above, on November 1, 2002, the Company entered into a loan agreement pursuant to which it borrowed $250,000 from Trident. In connection with this loan, the Company issued to Trident a 14% secured convertible promissory note in the principal amount of $250,000 and a warrant to purchase 62,500 shares of their common stock pursuant to Section 4(2) of the Securities Act. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003; however, the Company has the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest thereon into shares of the Company's common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007, and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. The Company paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest is payable in cash unless Trident elects to have the interest paid in shares of the Company's common stock. As described in the loan covenants, the Company is required to comply with various financial and other covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. Under the terms of the loan agreement, the Company is required to register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, at the option of Trident, the Company is subject to a monthly penalty of.1% shares of the Company's common stock then outstanding computed on a fully diluted basis per day until the shares are registered. In accordance with the fair value method as described in the accounting requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123, the Company recognized deferred loan costs of $63,200 as the value of the warrant.

In November 2002, the Company issued a Stock Purchase Warrant to Frank Eiffe to purchase 33,400 shares of its common stock at an exercise price of $1.50 per share pursuant to Section 4(2) of the Securities Act in exchange for consulting services. The Warrant is exercisable until November 2007 and the holder is entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a consulting expense of $35,200.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

In November 2002, the Company issued a Stock Purchase Warrant to Dr. Wolfgang Moelzer to purchase 66,600 shares of its common stock at an exercise price of $1.50 per share pursuant to Section 4(2) of the Securities Act in exchange for consulting services. The Warrant is exercisable until November 2007 and the holder is entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a consulting expense of $67,400.

In December 2002, the Company issued a Stock Purchase Warrant to purchase 50,000 shares of its common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to BKB Boston K Burg Management GmbH in exchange for consulting services. The Warrant is exercisable until December 2007 and the holder is entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a consulting expense of $55,000.


NOTE 6 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

                                       Recording         Film          Segment                       Consolidated
                                         Studio       Production        Total        Corporate          Total
                                      -------------  -------------   -------------  -------------   ---------------
        Three Months Ended
         January 31, 2003
-----------------------------------

Net sales                             $     17,200   $     11,025    $     28,225   $          -    $       28,225
Loss from operations                        62,518         15,242          77,760        798,272           876,032
Total assets                             1,447,784      3,710,810       5,158,594         64,370         5,222,964
Depreciation and amortization               45,601          1,622          47,223              -            47,223
Capital expenditures                  $          -   $          -    $          -   $          -    $            -

        Three Months Ended
         January 31, 2002
-----------------------------------

Net sales                             $      6,669   $          -    $     6,669    $          -    $        6,669
Loss from operations                        67,986          4,869          72,855              -            72,855
Total assets                             1,664,829      2,886,896       4,551,725              -         4,551,725
Depreciation and amortization               45,615          4,869          50,484              -            50,484
Capital expenditures                  $          -   $          -    $          -   $          -    $            -

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 6 - BUSINESS SEGMENTS (Continued)

                                                          January 31,
                                               --------------------------------
         Reconciliations                           2003               2002
------------------------------                 -------------      -------------

Total segment operating loss                   $      77,760      $      72,855
Corporate overhead expenses                          798,272                  -
Other income                                           1,086                739
                                               -------------      -------------

Total consolidated net loss                    $     874,946      $      72,116
                                               =============      =============

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)


NOTE 7 - SUBSEQUENT EVENTS

On February 12, 2003, the Company received a $200,000 advance from a third party independent film distribution company for the licensing rights to the film Snipes for television and cable broadcasting. In addition, on February 25, 2003, the Company's film, Snipes, was released domestically in a DVD and video format for sale to the consumer market under the Sony co-venture. Additionally, the Company has negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on March 17, 2003. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         HISTORY OF THE COMPANY

         We are a Delaware corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "TMEG". From the date of our formation on October 2, 2000 through October 1, 2002, we were engaged in the business of manufacturing mens' and boys' furnishings. During this period, our name was US Patriot, Inc. and we were a South Carolina corporation.

         On October 2, 2002, we entered into a Share Exchange Agreement and Plan of Reorganization with Christopher Schwartz pursuant to which Mr. Schwartz tendered to us all of the capital stock of Metropolitan Recording Inc. ("Metropolitan"), a Pennsylvania corporation that operates a recording studio in Philadelphia, PA, and also owns (i) all of the membership interests of Ruffnation Films LLC ("Ruffnation Films"), a Pennsylvania limited liability company that operates a film company in Philadelphia, PA, and (ii) all of the membership interests of Snipes Productions LLC ("Snipes"), a Pennsylvania limited liability company that is the producer of Snipes, the first full length film project of Ruffnation Films. These securities were tendered to us in exchange for 8,000,000 newly issued shares of our common stock and 1,000,000 newly issued shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible by Mr. Schwartz into ten shares of common stock at any time. Each share of Series A Convertible Preferred Stock is entitled to ten votes per share and will not be entitled to dividends or interest. The shares of Series A Convertible Preferred Stock will have a liquidation preference over shares of our common stock.

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

         Pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), we were the successor issuer to US Patriot, Inc. for reporting purposes under the Exchange Act, and our common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

         On December 3, 2002, our trading symbol on the Over-The-Counter Bulletin Board was changed from "USPA" to "TMEG".

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 17, 2003.

         CRITICAL ACCOUNTING POLICIES

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

         CAPITALIZED FILM COSTS

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of January 31, 2003, the only film costs which we had recorded on our balance sheet were incurred in connection with the production of the movie Snipes. We anticipate commencing amortization of the film costs associated with the movie Snipes upon distribution of the DVD in February 2003. Accordingly, there was no amortization expense related to the film costs associated with the movie Snipes for the three months ended January 31, 2003. We anticipate that these film costs will be fully amortized during Fiscal 2003.

         ARTIST COMPENSATION COSTS

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2003 (Fiscal 2003-First Quarter) vs. Three Months Ended January 31, 2002 (Fiscal 2002-First Quarter)

         We incurred a Net Loss of $874,946 ($0.03 per share) in Fiscal 2003-First Quarter on Net Revenues of $28,225 compared to a Net Loss of $72,116 ($0.00 per share) on Net Revenues of $6,669 in Fiscal 2002-First Quarter. Net Loss From Operations was $876,032 ($0.03 per share) in Fiscal 2003-First Quarter compared to a Net Loss From Operations of $72,855 ($0.00 per share) in Fiscal 2002-First Quarter. The $803,177 increase in Net Loss From Operations was primarily due to increased corporate and overhead expenses related to the development, marketing and production of the film Snipes and professional fees and costs related to completion of the redomestication merger, negotiation of our co-venture with Sony Music Entertainment, Inc. ("Sony") which is called "Charles Street" and resolution of regulatory compliance issues which we are now subject to as a public reporting company.

         Net Revenues were $28,225 in Fiscal 2003-First Quarter as compared to $6,669 in Fiscal 2002-First Quarter, an increase of $21,556. This increase in Net Revenues primarily resulted from a $10,531 increase in Net Revenues from recording studio operations resulting from rentals of the recording studios for independent music projects and an $11,025 increase in Net Revenues from film operations resulting from the theatrical release of the film Snipes.

         Direct Costs were $26,808 in Fiscal 2003-First Quarter as compared to $8,578 in Fiscal 2002-First Quarter, an increase of $18,230. This increase was a result of the increased production fees and costs and related cost and expenses of the engineering costs and cost and expenses related to the theatrical release of the film Snipes. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         Operating Expenses were $877,449 in Fiscal 2003-First Quarter, as compared to $70,946 in Fiscal 2002-First Quarter, an increase of $806,503. This increase was primarily due to an increase of $798,272 in corporate and overhead related expenses including professional fees for legal and accounting expenses related to the redomestication merger, negotiation of the co-venture with Sony and resolution of regulatory compliance issues which we are now subject to as a public reporting company, increased rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities in Fiscal 2003-First Quarter, an increase in salary expense in Fiscal 2003-First Quarter, an increase in consulting expenses related to the redomestication merger and resolution of regulatory compliance issues, and an increase in travel and expenses related to our efforts to obtain additional financing. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities used cash of $317,296 in Fiscal 2003-First Quarter and $6,932 in Fiscal 2002-First Quarter. The use of cash from operations in Fiscal 2003-First Quarter was due primarily to our net loss and an increase in film costs, principally offset by warrants issued for consulting services, non-cash charges for depreciation and amortization, and an increase in accounts payable and accrued expenses. The use of cash from operations in Fiscal 2002-First Quarter was due primarily to our net loss, partially offset by non-cash charges for depreciation and amortization and an increase in amounts due to affiliates.

         Our investing activities provided cash of $0 in Fiscal 2003-First Quarter and used cash of $30,970 in Fiscal 2002-First Quarter. In Fiscal 2002-First Quarter, this amount was used for capital expenditures. No capital expenditures were incurred in Fiscal 2003-First Quarter.

         Our financing activities provided cash of $293,905 in Fiscal 2003-First Quarter and $37,195 in Fiscal 2002-First Quarter. In Fiscal 2003-First Quarter, financing activities provided $21,820 through loans received from a principal stockholder, and $272,085 from the issuance of demand notes payable. In Fiscal 2002-First Quarter, financing activities provided $40,000 in cash through various loans received from a principal stockholder.

         At January 31, 2003, we had $4,378 in cash. We do not believe that the amount of cash which we have on hand is sufficient to fund our operations through October 31, 2003. We have principally relied on equity financing and loans from our principal stockholders and third party lenders to fund our operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities. We have had preliminary discussions with a limited number of institutional funding sources, from which we believe that funding can be obtained. However, we are not certain that we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $5,000,000 in order to meet our anticipated cash requirements through March 31, 2004. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. We currently do not have arrangements with respect to, or sources of, additional financing. In the event that we are unable to raise these funds through the sale of our securities, then we will be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

         We presently anticipate that we will derive a significant portion of our Net Revenues in Fiscal 2003 from the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. Under the terms of the co-venture, Sony may advance funds for manufacturing, marketing, promotion, distribution and other related expenses for film and music projects to Charles Street. Under the terms of the agreement the funds may be considered as a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Through February 28, 2003, Sony has advanced $64,589 to cover the costs related to the release of the DVD/Home Video. These advanced funds shall be repaid to Sony from the proceeds of the sale of the Snipes DVD/Home Video before we are entitled to receive any of the proceeds from the sale of the DVD/Home Video. Accordingly, there can be no assurance that we will receive any Net Revenues from the sale of Snipes.

         On February 12, 2003, we received a $200,000 advance from a third party independent film distribution company for the licensing rights to the film Snipes for television and cable broadcasting. During Fiscal 2003-First Quarter, we negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony. We anticipate receiving Net Revenues from the television and international licensing rights during Fiscal 2003. However, there can be no assurance that we will generate Net Revenues from any of these arrangements.

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

         We advance funds to artists and, in some cases, to independent producers pursuant to their respective contracts for acquisition, composition, marketing, production, development or other related costs. In most cases, these expenses are recoverable from the artist or independent producer upon the sale of such party's music or film product. However, there can be no assurance that the advances or expenses will be recoverable from the artist or producer of a film or music project. We do not presently have any existing obligations to advance funds to any artists or independent producers and our ability to do so in the future is highly dependent on our ability to raise additional financing.

         Accordingly, if we are unable to raise $5,000,000 of additional financing, it is very unlikely that we will be able to fund our operations through March 31, 2004 from our Net Revenues.

         In addition, we are presently in default on the following obligations:

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of January 31, 2003, the total outstanding balance of this loan was $145,358. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2003 Consolidated Balance Sheet.

         On September 27, 2002, Snipes received a $25,000 loan and issued a promissory note in the principal amount of $25,000 to a third party lender. This promissory note accrues interest at the rate of 10% per annum and matured on November 11, 2002.

         On September 30, 2002, Snipes received a $10,000 loan and issued a promissory note in the principal amount of $10,000 to a third party lender. This promissory note accrues interest at the rate of 10% per annum and matured on November 14, 2002.

         We also have other obligations which mature in the next twelve months.

         In June 2002,  Snipes  received a $400,000 loan and issued a promissory note in the principal amount of $400,000 to third party lenders.  The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes' ownership interest in the motion picture Snipes. This promissory note matures on the date which is 10 calendar days after the date that we conduct the closing of at least $5,000,000 of additional financing.

         On November 1, 2002, we borrowed $250,000 from Trident Growth Fund, L.P. (f/k/a Gemini Growth Fund) ("Trident"). Our obligation to repay this loan is documented by a 14% secured convertible promissory note in the principal amount of $250,000. Our obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003, however we have the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. Accrued interest is payable in cash unless Trident elects to have the interest paid in shares of our common stock. As described in the loan agreement, we are required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. As of January 31, 2003, we did not satisfy these financial covenants and were in default of the loan agreement. However, Trident has waived this default for a period of six months. We have not defaulted on any payment obligations under this loan. At March 6, 2003, the remaining principal balance of this loan was $222,973.

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

         We have not paid and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.

ITEM 3.  CONTROLS AND PROCEDURES

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

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Trident. In connection with this loan, we issued to Trident a 14% secured convertible promissory note in the principal amount of $250,000 and a warrant to purchase 62,500 shares of our common stock pursuant to
Section 4(2) of the Securities Act. Our obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003, however we have the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007 and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. We paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest is payable in cash unless Trident elects to have the interest paid in shares of our common stock. Under the terms of the loan agreement, we are required to register for Trident the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, at the option of Trident, we are subject to a monthly penalty of .1% shares of our common stock then outstanding computed on a fully diluted basis per day until the shares are registered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of January 31, 2003, the total outstanding balance of this loan was $145,358. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2003 Consolidated Balance Sheet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held a special meeting of our stockholders on November 18, 2002 in Bryn Mawr, Pennsylvania. Of the 25,999,000 outstanding shares of our common stock as of the record date, 25,392,000 shares were present or represented by proxy at the meeting. The meeting was held to approve the merger of US Patriot, Inc. into its wholly-owned subsidiary, TriMedia Entertainment Group, Inc., a Delaware corporation, for the purpose of changing our state of incorporation from South Carolina to Delaware. The following chart sets forth how the votes were cast.

        VOTES FOR                        VOTES AGAINST         VOTES ABSTAINED          BROKER NON-VOTES
        ---------                        -------------         ---------------          ----------------
        25,392,000                             0                      0                        0

This merger was reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

        3.3 By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed on December 2, 2002).

          4 Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to
                  Exhibit 4.2 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.1 Employment Agreement dated as of October 9, 2002 by and between US Patriot, Inc. and Christopher Schwartz
                  (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.2 Loan Agreement by and between TriMedia Entertainment Group, Inc. and Gemini Growth Fund, LP dated as of November 1, 2002 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.3 14% Secured Convertible Promissory Note in the principal amount of $250,000 issued to Gemini Growth Fund, LP dated November 1, 2002 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.4 Subordinated Agreement by and among TriMedia Entertainment Group, Inc., Christopher Schwartz, SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan, Continental Southern Resources, Inc. and Gemini Growth Fund, LP dated as of November 1, 2002 (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.5 Guaranty by US Patriot, Inc. in favor of Gemini Growth Fund, LP dated as of November 1, 2002 (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.6 Security Agreement issued by TriMedia Entertainment Group, Inc. to Gemini Growth Fund, LP dated November 1, 2002 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.7 Warrants to purchase 62,500 shares of common stock issued to Gemini Growth Fund, LP dated November 1, 2002 (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.8 Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November of 2002 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       10.9 Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November of 2002 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-KSB filed on March 17, 2003).

      10.10 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-KSB filed on March 17, 2003).

       99.1       Certification  dated  March  28,  2003  pursuant  to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         (b) We filed the following Current Reports on Form 8-K during the three-month period ended January 31, 2003:

                  (i) On November 25, 2002, we filed a Current Report on Form 8-K reporting the dismissal of Elliott Davis, LLC, the principal accountants previously engaged to audit our financial statements, and the engagement of Cogen Sklar, LLP as the principal accountants to audit our financial statements for fiscal years 2001 and 2002.

                  (ii) On December 2, 2002, we filed a Current Report on Form 8-K reporting that the merger of US Patriot, Inc., our predecessor, with and into its wholly-owned subsidiary, TriMedia Entertainment Group, Inc. was approved at a special meeting of our stockholder and was consummated.

                  (iii) On December 3, 2002, we filed a Current Report on Form 8-K containing our consolidated financial statements for October 31, 2002 and December 31, 2001 pursuant to Item 7 of Form 8-K. This Current Report on Form 8-K amended our Current Report on Form 8-K that we filed on October 18, 2002 reporting the share exchange transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TRIMEDIA ENTERTAINMENT GROUP, INC.


Date: March 28, 2003    /S/ CHRISTOPHER SCHWARTZ
                        -----------------------------------------------------
                        Christopher Schwartz
                        Chief Executive Officer and Chief Financial Officer
                        (principal financial officer and principal accounting
                         officer)

                                 CERTIFICATIONS

         I, Christopher Schwartz, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of TriMedia Entertainment Group, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  Any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003


                                        By: /S/ CHRISTOPHER SCHWARTZ
                                            -----------------------------------
                                             Christopher Schwartz
                                             Chief Executive Officer
                                             Chief Financial Officer