Form 10QSB
period 2003-04-30
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2003-06-18
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Quarter ended April 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

                          Commission File No. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
--------------------------------------------------------------------------------
                         (Name of Small Business Issuer)


                      DELAWARE                                                        14-1854107
------------------------------------------------------            ----------------------------------------------------
  (State or Other Jurisdiction of Incorporation or                       (I.R.S. Employer Identification No.)
                    Organization)

                                101 CHARLES DRIVE
                          BRYN MAWR, PENNSYLVANIA 19019
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 520-3050

            ---------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

There were 25,999,000 issued and outstanding shares of the issuer's common stock, par value $.0001 per share, at June 10, 2003.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                      INDEX


                                                                                                    Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at April 30, 2003 (unaudited) and October 31, 2002
                  (audited).......................................................................... 2

                  Consolidated Statements of Operations for the Three and Six Months Ended April 30,
                  2003  and April 30, 2002 (unaudited)............................................... 3

                  Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2003 and
                  April 30, 2002 (unaudited)......................................................... 4

                  Notes to Consolidated Financial Statements......................................... 5

         Item 2.  Management's Discussion and Analysis or Plan or Operation.......................... 11

         Item 3.  Controls and Procedures............................................................ 17

Part II. Other Information

         Item 1.  Legal Proceedings.................................................................. 18

         Item 2.  Changes in Securities and Use of Proceeds.......................................... 18

         Item 3.  Defaults Upon Senior Securities.................................................... 18

         Item 6.  Exhibits and Reports on Form 8-K................................................... 19


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                              April 30,       October 31,
                                                                2003             2002
                                                           ---------------    -------------
                                                            (Unaudited)
(Audited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                       $     1,134    $    27,769
  Accounts receivable                                            478,788         13,500
  Prepaid expenses                                                 8,750           --
  Deferred loan costs                                             31,600           --
                                                             -----------    -----------
                                                                 520,272         41,269
PROPERTY AND EQUIPMENT - Net                                   1,412,687      1,507,135

FILM COSTS                                                     2,584,162      3,657,037

OTHER ASSETS                                                         200            200
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 4,517,321    $ 5,205,641
                                                             ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $   376,879    $   148,273
  Demand note payable                                            435,000        435,000
  Accounts payable and accrued expenses                        1,752,697        830,580
  Taxes payable                                                    1,501          1,501
  Due to stockholder                                               5,401
  Deferred revenue                                               200,000           --
                                                             -----------    -----------
                                                               2,771,478      1,415,354

LOAN PAYABLE - STOCKHOLDER                                     1,100,000      1,100,000
                                                             -----------    -----------
TOTAL LIABILITIES                                              3,871,478      2,515,354
                                                             -----------    -----------
                              STOCKHOLDERS' EQUITY

Common stock subscribed                                           25,000         25,000
Preferred stock, $0.0001 par value; 20,000,000 shares
  authorized; 1,000,000 issued and outstanding                       100            100
Common stock, $0.0001 par value; 100,000,000 shares
  authorized; 25,999,000 shares issued and outstanding             2,599          2,599
Additional paid-in capital                                     4,348,499      4,117,901
Accumulated deficit                                           (3,730,355)    (1,455,313)
                                                             -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                       645,843      2,690,287
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,517,321    $ 5,205,641
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                Six Months Ended
                                                                April 30,                        April 30,
                                                          2003             2002            2003             2002
                                                      --------------   -------------   --------------   --------------
NET REVENUE                                           $     497,074    $      4,891    $     525,299    $      11,559

DIRECT COSTS                                              1,120,919          11,246        1,156,258           23,508
                                                      --------------   -------------   --------------   --------------
GROSS LOSS                                                 (623,845)         (6,385)        (630,959)         (11,949)

OPERATING EXPENSES                                          776,252           8,571        1,645,171           75,862
                                                      --------------   -------------   --------------   --------------
LOSS FROM OPERATIONS                                     (1,400,097)        (14,956)      (2,276,130)         (87,811)

OTHER INCOME                                                      -               -            1,088              739
                                                      --------------   -------------   --------------   --------------
NET LOSS                                              $  (1,400,097)   $    (14,956)   $  (2,275,042)   $     (87,072)
                                                      ==============   =============   ==============   ==============
BASIC AND DILUTED LOSS PER SHARE                      $       (0.05)   $          -    $       (0.09)   $           -
                                                      ==============   =============   ==============   ==============


WEIGHTED AVERAGE NUMBER OF SHARES                        25,999,000      25,999,000       25,999,000       25,999,000
                                                      ==============   =============   ==============   ==============



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ended April 30,
                                                             2003          2002
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(2,275,042)   $   (87,072)
Adjustment to reconcile net loss to net cash
   used in operating activities
     Warrants issued for expenses                            167,400           --
     Amortization of deferred loan costs                      31,600           --
     Amortization of film costs                            1,110,000           --
     Depreciation and amortization                            94,446         55,353
     (Increase) decrease in assets
        Accounts receivable                                 (465,288)          --
        Film costs                                           (37,126)          --
        Prepaid expenses                                      (8,750)          --
     Increase (decrease) in liabilities
        Accounts payable and accrued expenses                922,117          4,659
        Deferred revenue                                     200,000           --
        Due to affiliates                                       --           15,533
                                                         -----------    -----------
Net cash used in operating activities                       (260,643)       (11,527)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         --          (30,930)
   Due to stockholders                                         5,401           --
                                                         -----------    -----------
   Net cash provided by (used in) investing activities         5,401        (30,930)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on loan payable, stockholder                  --           48,000
   Net borrowings (payments) on long-term debt               228,607         (6,752)
                                                         -----------    -----------
   Net cash provided by financing activities                 228,607         41,248
                                                         -----------    -----------
NET DECREASE IN CASH                                         (26,635)        (1,209)

CASH - BEGINNING OF PERIOD                                    27,769          4,836
                                                         -----------    -----------
CASH - END OF PERIOD                                     $     1,134    $     3,627
                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
     Interest                                            $     4,848    $     3,092
                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Warrants issued for deferred loan costs             $    63,200    $      --
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiary (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2002 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on March 17, 2003 (the "2002 Annual Report"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2002 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended April 30, 2003 may not necessarily be indicative of the operating results expected for the full year.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Metropolitan Recording Inc. ("Metropolitan"), Snipes Production, LLC and Ruffnation Films LLC. These companies were associated through common ownership during the year ended December 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan acquired all of the membership interests of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended. On October 2, 2002, US Patriot, Inc. ("Patriot"), a public company, acquired 100% of the outstanding common stock of Metropolitan, which was accounted for as a reverse acquisition. On November 18, 2002 the stockholders approved the merger of Patriot into its wholly-owned subsidiary, Trimedia, a Delaware Corporation. All material inter-company transactions have been eliminated in consolidation.

LOSS PER SHARE
The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months and six months ended April 30, 2003 and 2002, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of April 30, 2003 had accumulated losses of $3,730,355. For the six months ended April 30, 2003, the Company's net loss was $2,275,042. In addition, the Company had negative working capital of $2,251,206 at April 30, 2003 and experienced negative cash flow from operations of $260,643 for the six months ended April 30, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company has currently outstanding debt in the aggregate principal amount of approximately $1,912,000 as of April 30, 2003. The Company has granted a security interest in substantially all of its assets to secure its obligation to repay approximately $777,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the film Snipes. On February 12, 2003, the Company received a $200,000 advance from a third party independent film distribution company for the licensing rights to the film Snipes for television and cable broadcasting. The advance was recorded as deferred revenue at April 30, 2003. In addition, on February 25, 2003, the Company's film, Snipes, was released domestically in a DVD and video format for sale to the consumer market under the Sony co-venture. During Fiscal 2003, the Company anticipates receiving a distribution of revenue from the sale of the DVD and video products after repayment of manufacturing, distribution, marketing and promotional expenses related to the release of the Snipes DVD and video. Additionally, the Company has negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony and the Company anticipates receiving revenue from the international licensing rights during Fiscal 2003.

There can be no assurances that such funding will be generated or available, or if available, on terms acceptable to the Company or that the commercial exploitation of the Company`s products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required beyond fiscal 2003 to meet expected negative operating cash flows.

NOTE 3 - FILM COSTS

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience, therefore actual results could differ from this estimate. Amortization of the film costs associated with the movie "Snipes" commenced upon distribution of the DVD in February 2003. Amortization expense related to the film costs associated with the movie "Snipes" for the six months ended April 30, 2003 was $1,110,000. The Company anticipates that the film costs will be fully amortized during Fiscal 2003.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

In August 2001, Metropolitan entered into a term loan with a bank in the amount of $162,000. The term loan matures in August 2006. The loan is payable in monthly installments of $1,965, including interest at 8%, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz, the Company`s Chief Executive Officer. The loan agreement allows for prepayment of the loan in full without penalty. The loan agreement has a provision that states any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange agreement entered into on October 2, 2002 resulted in a change of ownership of greater than 25%, without the prior written consent of the lender, and therefore Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, may demand payment in full of the outstanding principal balance plus accrued interest and may hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank the total outstanding amount of this note is reflected as a current liability. At April 30, 2003 the total outstanding balance of the term loan was $144,379.

On November 1, 2002, the Company borrowed $250,000 from Trident Growth Fund, LP (f/k/a Gemini Growth Fund, L.P.) ("Trident"), pursuant to a loan agreement. The loan bears interest at 14% per annum, payable in monthly installments commencing November 30, 2002. The note matures on November 30, 2003 and is secured by a lien on the Snipes film. The note is convertible, at the holder's option, into common stock at a conversion price of $1 per share. As of April 30, 2003, the Company did not meet certain loan covenants and is therefore in technical default of the loan agreement. On March 27, 2003 Trident waived the Company's compliance with the financial loan covenants through April 30, 2003. However, the Company has defaulted on interest payment obligations in the amount of $11,749, which have not been waived by Trident.

In February, 2003, Trimedia borrowed $12,500 from a third party lender, with principal and interest, at 10% per annum, due on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

On October 17, 2002, the Company received $25,000 proceeds from a stock subscription for 25,000 shares of common stock. As of April 30, 2003 the shares had not been issued.

As described in Note 4 above, on November 1, 2002, the Company entered into a loan agreement pursuant to which it borrowed $250,000 from Trident. In connection with this loan, the Company issued to Trident a secured convertible promissory note in the principal amount of $250,000 and bearing interest at 14% per annum and a warrant to purchase 62,500 shares of their common stock pursuant to Section 4(2) of the Securities Act. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003; however, the Company has the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest thereon into shares of the Company's common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007, and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. The Company paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest is payable in cash unless Trident elects to have the interest paid in shares of the Company's common stock. As described in the loan covenants, the Company is required to comply with various financial and other covenants. Trident may deem any failure to comply with such covenants to be a default on the loan. Under the terms of the loan agreement, the Company is required to register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, at the option of Trident, for each full calendar month that the common stock is not registered the Company is subject penalty of.1% shares of the Company's common stock then outstanding computed on a fully diluted basis per day until the shares are registered. In accordance with the fair value method as described in the accounting requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123, the Company recognized deferred loan costs of $63,200 as the value of the warrant.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In March 2003, the Company issued a Stock Purchase Warrant to Trident to purchase 10,000 shares of its common stock at an exercise price of $1.50 per share pursuant to Section 4(2) of the Securities Act in exchange for a waiver of the financial covenants of the loan agreement through April 30, 2003. The warrant is exercisable until October 30, 2007 and the holder is entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized expense of $9,800.

NOTE 6 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - BUSINESS SEGMENTS (Continued)

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following tables:

                                       Recording         Film          Segment                       Consolidated
                                         Studio       Production        Total        Corporate          Total
                                      -------------  -------------   -------------  -------------   ---------------
        Three Months Ended
          April 30, 2003
-----------------------------------
Net sales                              $       136    $   496,938    $    497,074    $         -      $    497,074
Loss from operations                        68,851        742,025         810,876        589,221         1,400,097
Total assets                             1,364,572      3,072,657       4,437,229         80,092         4,517,321
Depreciation and amortization               45,601          1,623          47,224              -            47,224
Capital expenditures                             -              -               -              -                 -

        Three Months Ended
          April 30, 2002
-----------------------------------

Net sales                              $     4,891    $         -    $      4,891    $         -      $      4,891
Loss from operations                        10,087          4,869          14,956              -            14,956
Total assets                             1,664,303      2,882,027       4,546,330              -         4,546,330
Depreciation and amortization                    -          4,869           4,869              -             4,869
Capital expenditures                             -              -               -              -                 -

         Six Months Ended
          April 30, 2003
-----------------------------------

Net sales                              $    17,336    $   507,963    $    525,299    $         -      $    525,299
Loss from operations                       131,369        757,267         888,636      1,387,494         2,276,130
Total assets                             1,364,572      3,072,657       4,437,229         80,092         4,517,321
Depreciation and amortization               91,200          3,246          94,446              -            94,446
Capital expenditures                             -              -               -              -                 -

         Six Months Ended
          April 30, 2002
-----------------------------------

Net sales                              $    11,559    $         -    $     11,559    $         -      $     11,559
Loss from operations                        78,073          9,738          87,811              -            87,811
Total assets                             1,664,303      2,882,027       4,546,330              -         4,546,330
Depreciation and amortization               45,615          9,738          55,353              -            55,353
Capital expenditures                             -              -               -              -                 -


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                            Three Months Ended               Six Months Ended
                                                                  April 30,                      April 30,
                                                     ---------------------------------  ----------------------------
         Reconciliations                                  2003              2002            2003           2002
-----------------------------------                  ---------------    --------------  --------------  ------------
Total segment operating loss                           $    810,876        $   14,956     $   888,636    $   87,811
Corporate overhead expenses                                 589,221                 -       1,387,494             -
Other income                                                      -                 -           1,088           739
                                                     ---------------    --------------  --------------  ------------
Total consolidated net loss                            $  1,400,097        $   14,956     $ 2,275,042    $   87,072
                                                     ===============    ==============  ==============  ============

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

HISTORY OF THE COMPANY

         We are a Delaware corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "TMEG". From the date of our formation on October 2, 2000 through October 1, 2002, we were engaged in the business of manufacturing men's and boys' furnishings. During this period, our name was US Patriot, Inc. and we were a South Carolina corporation.

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

         Pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), we are the successor issuer to US Patriot, Inc. for reporting purposes under the Exchange Act, and our common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

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

         REVENUE RECOGNITION

         We recognize revenue from the sale or licensing of films and nonrefundable minimum guarantees from customers upon meeting all recognition requirements of Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films". According to SOP 00-2, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

     o persuasive evidence of a sale or licensing arrangement with a customer exists;

     o the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

     o the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale;

     o    the arrangement fee is fixed or determinable;  and

     o    collection of the arrangement fee is reasonably assured.

If we do not meet any one of the preceding conditions, then we will defer recognizing revenue until all of the conditions are met.

         CAPITALIZED FILM COSTS

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of April 30, 2003, the only film costs which we had recorded on our balance sheet were incurred in connection with the production of the movie Snipes. During Fiscal 2003 - Second Quarter, we commenced the amortization of the original $3,694,162 in film costs associated with the movie Snipes upon distribution of the DVD in February 2003. We anticipate that these film costs will be fully amortized during Fiscal 2003. Accordingly, the amortization expense related to the film costs associated with the movie Snipes for the six months ended April 30, 2003 was $1,110,000.

If we estimated that Snipes would generate a larger amount of Net Revenues, then we would have amortized less film costs during the six month period ended April 30, 2003. If we estimated that Snipes would generate less Net Revenues, then we would have amortized more film costs during the six-month period ended April 30, 2003. We believe that full amortization period of these costs in Fiscal 2003 is appropriate as we estimate that this is the period in which we will generate substantially all of the revenues associated with the distribution of the DVD. The amortization of film costs represented substantially all of the direct costs incurred during the six month period ended April 30, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2003 (Fiscal 2003-Second Quarter) vs. Three Months Ended April 30, 2002 (Fiscal 2002-Second Quarter)

         We incurred a Net Loss of $1,400,097 ($.05 per share) in Fiscal 2003-Second Quarter on Net Revenues of $497,074 compared to a Net Loss of $14,956 ($0 per share) on Net Revenues of $4,891 in Fiscal 2002-Second Quarter. Net Loss From Operations was $1,400,097 ($.05 per share) in Fiscal 2003-Second Quarter compared to a Net Loss From Operations of $14,956 ($0 per share) in Fiscal 2002-Second Quarter. The $1,385,141 increase in Net Loss From Operations was primarily due to increased corporate and overhead expenses related to the development, marketing and production of the film Snipes, expenses related to corporate finance and interest costs and professional fees and costs related to the resolution of regulatory compliance issues which we are now subject to as a public reporting company.

         Net Revenues were $497,074 in Fiscal 2003-Second Quarter as compared to $4,891 in Fiscal 2002-Second Quarter, an increase of $492,183. This increase in Net Revenues primarily resulted from a $496,938 increase in Net Revenues from film production operations resulting from the DVD release of the film Snipes in February 2003.

         Direct Costs were $1,120,919 in Fiscal 2003-Second Quarter as compared to $11,246 in Fiscal 2002-Second Quarter, an increase of $1,109,673. This increase was due to of the amortization of the Film Costs related to the release of the film Snipes. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         Operating Expenses were $776,252 in Fiscal 2003-Second Quarter, as compared to $8,571 in Fiscal 2002-Second Quarter, an increase of $767,681. This increase was primarily due to an increase of $767,681 in corporate and overhead related expenses including professional fees for legal and accounting expenses related to the resolution of regulatory compliance issues which we are now subject to as a public reporting company, increased rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities in Fiscal 2003, an increase in salary expense in Fiscal 2003-Second Quarter, an increase in consulting expenses related to business operations and resolution of regulatory compliance issues, interest expense related to our financing loans and an increase in travel and expenses related to our efforts to obtain additional financing. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

Six Months Ended april 30, 2003 vs. Six Months Ended April 30, 2002

         We incurred a Net Loss of $2,275,042 ($.09 per share) for the six months ended April 30, 2003 on Net Revenues of $525,299 compared to a Net Loss of $87,072 ($0 per share) on Net Revenues of $11,559 for the six months ended April 30, 2002. Net Loss From Operations was $2,276,130 ($.09 per share) for the six months ended April 30, 2003 compared to a Net Loss From Operations of $87,811 ($0 per share) for the six months ended April 30, 2002. The $2,188,319 increase in Net Loss From Operations was primarily due to increased corporate and overhead expenses related primarily to the development, marketing and production of the film Snipes, expenses related to corporate finance and interest costs and professional fees and costs related to the redomestication merger, negotiation of our co-venture with Sony Music Entertainment, Inc. ("Sony") which is called "Charles Street" and resolution of regulatory compliance issues which we are now subject to as a public reporting company.

         Net Revenues were $525,299 for the six months ended April 30, 2003 as compared to $11,559 for the six months ended April 30, 2002, an increase of $513,740. This increase in Net Revenues primarily resulted from a $507,963 increase in Net Revenues from film production operations resulting from the theatrical and DVD release of the film Snipes and a $5,777 increase in Net Revenues from recording studio operations resulting from rentals of the recording studios for independent music projects.

         Direct Costs were $1,156,258 for the six months ended April 30, 2003 as compared to $23,508 for the six months ended April 30, 2002, an increase of $1,132,750. This increase was due to the amortization of the Film Costs related to the release of the film Snipes. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         Operating Expenses were $1,645,171 for the six months ended April 30, 2003, as compared to $75,862 for the six months ended April 30, 2002, an increase of $1,569,309. This increase was primarily due to an increase of $1,569,309 in corporate and overhead related expenses including professional fees for legal and accounting expenses related to the redomestication merger, negotiation of the co-venture with Sony and resolution of regulatory compliance issues which we are now subject to as a public reporting company, increased rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities for the six months ended April 30, 2003, an increase in salary expense for the six months ended April 30, 2003, an increase in consulting expenses related to the redomestication merger, business operations and resolution of regulatory compliance issues, interest expense related to financing loans to the company and an increase in travel and expenses related to our efforts to obtain additional financing. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities used cash of $260,643 in Fiscal 2003-Second Quarter and $11,527 in Fiscal 2002-Second Quarter. The use of cash from operations in Fiscal 2003-Second Quarter was due primarily to our Net Loss and an increase in assets including accounts receivable, film costs and prepaid expenses, principally offset by warrants issued for consulting services and loan extensions, non-cash charges for depreciation and amortization, amortization of film costs, and an increase in deferred revenue, accounts payable and accrued expenses. The use of cash from operations in Fiscal 2002-Second Quarter was due primarily to our Net Loss, partially offset by non-cash charges for depreciation and amortization and an increase in amounts due to affiliates.

         Our investing activities provided cash of $5,401 in Fiscal 2003-Second Quarter and used cash of $30,930 in Fiscal 2002-Second Quarter. In Fiscal 2003-Second Quarter, this amount represented a loan from a stockholder. No loans were received from stockholders in Fiscal 2002-Second Quarter. In Fiscal 2002-First Quarter, this amount represented cash used for capital expenditures. No capital expenditures were incurred in Fiscal 2003-Second Quarter.

         Our   financing   activities   provided  cash  of  $228,607  in  Fiscal
2003-Second Quarter and $41,248 in Fiscal 2002-Second Quarter. In Fiscal 2003-Second Quarter, financing activities provided $228,607 from the issuance of demand notes payable by us and/or our subsidiary, Snipes. In Fiscal 2002-Second Quarter, financing activities provided $48,000 in cash through various loans received from a principal stockholder, offset by payments on long term debt of $6,752.

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

         On March 24, 2003, we received a $12,500 loan and issued a promissory note to 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which accrues interest at the rate of 10% per annum.

         At April 30, 2003, we had $1,134 in cash.

         In June 2003, we received a short term loan in the aggregate principal amount of $67,102 from a third party lender. This obligation is documented by a promissory note payable on demand and bears interest at the rate of 12% per annum.

         We do not believe that the amount of cash which we have on hand is sufficient to fund our operations through October 31, 2003. We have principally relied on equity financing and loans from our principal stockholders and third party lenders to fund our operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities. We have had discussions with a limited number of institutional funding sources, from which we believe that funding can be obtained. However, we are not certain that we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $5,000,000 in order to meet our anticipated cash requirements through June 30, 2004. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. We currently do not have arrangements with respect to, or sources of, additional financing. In the event that we are unable to raise these funds through the sale of our securities, then we will be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

         We presently anticipate that we will derive a significant portion of our Net Revenues in Fiscal 2003 from the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. Under the terms of the co-venture, Sony may advance funds for manufacturing, marketing, promotion, distribution and other related expenses for film and music projects to Charles Street. Under the terms of the agreement the funds may be considered as a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Through February 28, 2003, Sony has advanced $64,589 to cover the costs related to the release of the DVD/Home Video. These advanced funds will be repaid to Sony from the proceeds of the sale of the Snipes DVD/Home Video before we are entitled to receive any of the proceeds from the sale of the DVD/Home Video. Accordingly, there can be no assurance that we will receive any Net Revenues from the sale of Snipes.

         All of the $525,299 in Net Revenues which we generated in the six months ended April 30, 2003 represented sales of our Snipes DVD. $478,788 of this amount was accounts receivable from Charles Street at April 30, 2003. We anticipate that Charles Street will make approximately three distributions of net proceeds from the sale of the Snipes DVD in Fiscal 2003 in payment of this receivable balance. However we have not yet received an accounting of the sales of the Snipes DVD and related distribution expenses and, accordingly, we cannot determine the amount or timing of these distributions. As of the date of this Quarterly Report on Form 10-QSB we have not received any distributions from Charles Street.

         We have entered into negotiations of agreements with licensors and distributors of our film and music products both domestically and internationally. Pursuant to industry standards, the terms and conditions of these agreements provide for advances against sales of the respective film or music product that is licensed or distributed. We use the advances for our operating capital needs. However in most cases these advances are recoverable from future sales of our products. There is no assurance that the advances that we receive will be recoverable from the sale of respective music or film products licensed or distributed domestically or internationally. In addition, there is no assurance that we will receive sufficient advances to adequately fund our operations.

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

         Accordingly, if we are unable to raise $5,000,000 of additional financing, it is very unlikely that we will be able to fund our operations through June 30, 2004 from our Net Revenues.

         In addition, we are presently in default on the following obligations:

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan which is not waived by the lender is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of April 30, 2003, the total outstanding balance of this loan was $144,000. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our April 30, 2003 Consolidated Balance Sheet.

         We are presently in default of a loan in the principal amount of $250,000 which we received from Trident Growth Fund, L.P. (f/k/a Gemini Growth
Fund) ("Trident"). Our obligation to repay this loan is documented by a 14% secured convertible promissory note. Our obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003, however we have the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. Accrued interest is payable in cash unless Trident elects to have the interest paid in shares of our common stock. As described in the promissory note, we are required to make monthly payments of interest on the principal amount outstanding of the loan on the last day of each month until the principal amount and all accrued and unpaid interest is paid in full. We have defaulted on interest payment obligations under this loan in the amount of $11,749. As of April 30, 2003, the remaining principal balance of this loan was $220,000. As we have defaulted on interest payment obligations under the loan and such default has not been cured, Trident may declare the remaining principal balance of the loan due and payable. As we presently do not have sufficient cash to repay this loan, if Trident elects to demand repayment, then we may be faced with Trident's election to sell a sufficient amount of our assets to raise the funds necessary to repay this loan.

         We also have other obligations which mature in the next twelve months.

         In June 2002,  Snipes  received a $400,000 loan and issued a promissory note in the principal amount of $400,000 to third party lenders.  The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes' ownership interest in the motion picture Snipes. This promissory note matured on December 31, 2002. On September 27, 2002, Snipes received a $25,000 loan and issued a promissory note in the principal amount of $25,000 to a third party lender. This promissory note matured on November 11, 2002. On September 30, 2002, Snipes received a $10,000 loan and issued a promissory note in the principal amount of $10,000 to a third party lender. This promissory note matured on November 14, 2002.

         On April 11, 2003, Snipes cancelled the $400,000 promissory note, the $25,000 promissory note and the $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrues interest at the rate of 35% per annum and matures on October 31, 2003.

         On March 24, 2003, we received a $12,500 loan and issued a promissory note to 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which accrues interest at the rate of 10% per annum.

         In June 2003, we received a short term loan in the aggregate principal amount of $67,102 from a third party lender. This obligation is documented by a promissory note payable on demand which bears interest at 12% per annum.

         We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, our sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum.

         Accordingly, approximately $1,979,602 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Trident. As described in the loan agreement, we are required to comply with various financial covenants and registration rights provisions as set forth more fully below. Any failure to comply with such covenants or provisions may be deemed a default on the loan by Trident. As of January 31, 2003 and April 30, 2003, we did not satisfy these financial covenants and were in default of the loan agreement. However, on March 27, 2003 Trident waived this default for a period of six months ending April 30, 2003. In exchange for the waiver by Trident on March 27, 2003, we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

         In addition, as we have not made an interest payment on this loan, we have defaulted on our interest payment obligations under this loan. Under the terms of the loan agreement, we were required to register for Trident the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. As of April 30, 2003 we did not register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants. However, on June 13, 2003, Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, on June 13, 2003 we agreed to issue Trident 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.13 per share. These shares of common stock and warrants were issued pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of April 30, 2003, the total outstanding balance of this loan was $144,000. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our April 30, 2003 Consolidated Balance Sheet.

         On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Trident. In connection with this loan, we issued to Trident a 14% secured convertible promissory note in the principal amount of $250,000 and a warrant to purchase 62,500 shares of our common stock pursuant to
Section 4(2) of the Securities  Act.

As described in the loan agreement, we are required to comply with various financial covenants, payment and registration rights provisions. Any failure to comply with such covenants or provisions may be deemed a default on the loan by Trident. As of January 31, 2003 and April 30, 2003, we did not satisfy the financial covenants and were in default of the loan agreement. However, on March 27, 2003 Trident waived this default for a period of six months ending April 30, 2003. In exchange for the waiver by Trident, on March 27, 2003 we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act. Under the terms of the loan agreement, we are required to register for Trident the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days of the date of the loan agreement, at the option of Trident, we are and became subject to a monthly penalty of .1% shares of our common stock then outstanding computed on a fully diluted basis per day until the shares are registered. As of April 30, 2003 we did not register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants. However, on June 13, 2003, Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, we issued Trident 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.13 per share. In addition, we are required to pay monthly payments of interest on the principal amount outstanding of the loan on the last day of each month until the principal amount and all accrued and unpaid interest is paid in full. We have defaulted on our interest payment obligations under this loan because we have not made any interest payments. As of April 30, 2003, the remaining principal balance of this loan was $220,000. As we have defaulted on interest payment obligations under the loan and such default has not been cured, Trident may declare the remaining principal balance of the loan due and payable. As we presently do not have sufficient cash to repay this loan, if Trident elects to demand repayment, then we may be faced with Trident's election to sell a sufficient amount of our assets to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

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

     10.1 10% Demand Promissory Note in the principal amount of $12,500 issued to 1025 Investments, Inc. dated March 24, 2003.

     10.2 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated March 27, 2003.

     10.3 35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003.

     99.1 Certification dated June 18, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

     (b) We did not file any Current Reports on Form 8-K during the three-month period ended April 30, 2003.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.


     Date:    June 18, 2003                          /s/ Christopher Schwartz
                                                     -----------------------------------------------------
                                                     Christopher Schwartz
                                                     Chief Executive Officer and Chief Financial Officer
                                                     (principal financial officer and principal accounting officer)

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

June 18, 2003

                                            By: /s/ Christopher Schwartz
                                                -------------------------
                                                 Christopher Schwartz
                                                 Chief Executive Officer
                                                 Chief Financial Officer