Form 10-Q
period 2003-07-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2003-09-17
CIK 1163680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter ended July 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-49865

                       TriMedia Entertainment Group, Inc.
     ---------------------------------------------------------------------
                         (Name of Small Business Issuer)

                      Delaware                                                        14-1854107
------------------------------------------------------            --------------------------------------------------
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


There were 26,124,000 issued and outstanding shares of the issuer's common stock, par value $.0001 per share, on September 5, 2003.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at July 31, 2003 (unaudited) and October 31, 2002
                  (audited)..........................................................................        1

                  Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2003
                  and July 31, 2002 (unaudited)......................................................        2

                  Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2003 and
                  July 31, 2002 (unaudited)..........................................................        3

                  Notes to Consolidated Financial Statements.........................................       4-9

         Item 2.  Management's Discussion and Analysis or Plan or Operation..........................        10

         Item 3.  Controls and Procedures............................................................        17

Part II. Other Information

         Item 1.  Legal Proceedings..................................................................        18

         Item 2.  Changes in Securities and Use of Proceeds..........................................        18

         Item 3.  Defaults Upon Senior Securities....................................................        18

         Item 6.  Exhibits and Reports on Form 8-K...................................................        19

                                      (i)

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2003

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY










                                 C O N T E N T S
                                 ---------------


                                                                      PAGE
                                                                      ----

CONSOLIDATED BALANCE SHEETS                                             1


CONSOLIDATED STATEMENTS OF OPERATIONS                                   2


CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            4 - 9

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   July 31,              October 31,
                                                                     2003                   2002
                                                                  -----------            -----------
                                                                  (Unaudited)             (Audited)
                                   ASSETS

CURRENT ASSETS
 Cash                                                            $     3,986            $    27,769
 Accounts receivable                                                 557,060                 13,500
 Prepaid expenses                                                     41,163                      -
 Deferred loan costs                                                  15,800                      -
                                                                 -----------            -----------
                                                                     618,009                 41,269

PROPERTY AND EQUIPMENT - Net                                       1,365,463              1,507,135

FILM COSTS - Net                                                   1,319,162              3,657,037

OTHER ASSETS                                                             200                    200
                                                                 -----------            -----------
TOTAL ASSETS                                                     $ 3,302,834            $ 5,205,641
                                                                 ===========            ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Term loans                                                      $   796,428            $   148,273
 Demand notes payable                                                 96,602                435,000
 Accounts payable and accrued expenses                             2,300,067                830,580
 Taxes payable                                                        17,501                  1,501
 Due to stockholder                                                   69,922                      -
                                                                 -----------            -----------
                                                                   3,280,520              1,415,354
LOAN PAYABLE - STOCKHOLDER                                         1,100,000              1,100,000
                                                                 -----------            -----------
TOTAL LIABILITIES                                                  4,380,520              2,515,354
                                                                 -----------            -----------
                      STOCKHOLDERS' EQUITY (DEFICIT)

Common stock subscribed                                                    -                 25,000
Preferred stock, $0.0001 par value; 20,000,000 shares
 authorized; 1,000,000 issued and outstanding                            100                    100
Common stock, $0.0001 par value; 100,000,000 shares
 authorized; 26,124,000 shares and 25,999,000 shares                   2,612                  2,599
 issued and outstanding
Additional paid-in capital                                         4,647,487              4,117,901
Accumulated deficit                                               (5,727,885)            (1,455,313)
                                                                 -----------            -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (1,077,686)             2,690,287
                                                                 -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 3,302,834            $ 5,205,641
                                                                 ===========            ===========


          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended               Nine Months Ended
                                                                   July 31,                        July 31,
                                                            2003             2002            2003             2002
                                                        -----------     -----------      -----------      -----------
NET REVENUE                                             $   624,285     $    12,924      $ 1,149,584      $    24,484


DIRECT COSTS                                              1,354,094           8,413        2,510,352           31,921
                                                        -----------     -----------      -----------      -----------

GROSS INCOME (LOSS)                                        (729,809)          4,511       (1,360,768)          (7,437)


OPERATING EXPENSES                                        1,267,719          68,894        2,912,890          144,756
                                                        -----------     -----------      -----------      -----------

LOSS FROM OPERATIONS                                     (1,997,528)        (64,383)      (4,273,658)        (152,193)


OTHER INCOME                                                      -              50            1,086              789
                                                        -----------     -----------      -----------      -----------

NET LOSS                                                $(1,997,528)    $   (64,333)     $(4,272,572)     $  (151,404)
                                                        ===========     ===========      ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                        $     (0.08)    $         -      $     (0.16)     $     (0.01)
                                                        ===========     ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES                        26,049,000      25,999,000       26,015,667       25,999,000
                                                        ===========     ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months Ended July 31,
                                                      2003               2002
                                                    ---------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $(4,272,572)        $(151,404)
 Adjustment to reconcile net loss to net cash
  used in operating activities
   Warrants issued for expenses                        331,400                 -
   Stock issued for expenses                           110,000                 -
   Amortization of deferred loan costs                  47,400                 -
   Amortization of film costs                        2,375,000                 -
   Depreciation and amortization                       141,672           105,835
   (Increase) decrease in assets
    Accounts receivable                               (543,560)                -
    Film costs                                         (37,126)          (62,417)
    Prepaid expenses                                   (41,163)                -
   Increase (decrease) in liabilities
    Accounts payable and accrued expenses            1,469,487             4,659
    Taxes payable                                       16,000                 -
    Due to affiliates                                        -            15,533
                                                     ---------           -------
 Net cash used in operating activities                (403,462)          (87,794)
                                                     ---------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                        -           (30,930)
 Due to stockholders                                    69,922            52,000
                                                     ---------           -------
 Net cash provided by investing activities              69,922            21,070
                                                     ---------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on debt                                309,757            64,095
                                                     ---------           -------
NET DECREASE IN CASH                                   (23,783)           (2,629)

CASH - BEGINNING OF PERIOD                              27,769             4,836
                                                     ---------           -------
CASH - END OF PERIOD                                 $   3,986           $ 2,207
                                                     =========           =======
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
 Interest                                            $  41,454           $ 3,092
                                                     =========           =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Warrants issued for deferred loan costs            $  63,200           $     -
                                                     =========           =======
  Demand notes converted to term notes               $ 435,000           $     -
                                                     =========           =======
  Issuance of common stock subscribed                $  25,000           $     -
                                                     =========           =======

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiary (collectively, "Company"). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2002 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on March 17, 2003 (the "2002 Annual Report"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2002 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended July 31, 2003 may not necessarily be indicative of the operating results expected for the full year.

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

Loss Per Share
The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings (loss) per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months and nine months ended July 31, 2003 and 2002, the basic and diluted loss per share are the same, because the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive as the Company experienced a net loss for such periods.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of July 31, 2003 had accumulated losses of $5,727,885. For the nine months ended July 31, 2003, the Company's net loss was $4,272,572. In addition, the Company had negative working capital of $2,662,511 at July 31, 2003 and experienced negative cash flow from operations of $403,462 for the nine months ended July 31, 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 2 - GOING CONCERN (Continued)

The Company has no firm commitments for funding its operations. The Company has historically relied principally on equity financing and loans from its principal and third parties to meet its cash requirements. The Company intends to raise additional capital from the sale of its securities. However, there can be no assurances that the Company will be successful in raising sufficient capital to have a material positive effect of the Company's operations and cash flow.

The Company has outstanding debt in the aggregate principal amount of approximately $2,063,000 as of July 31, 2003. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $893,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the film Snipes. During the fourth quarter of Fiscal 2003, the Company anticipates receiving a distribution of proceeds from the sale of the DVD and video products net of repayment of manufacturing, distribution, marketing and promotional expenses incurred in connection with the release of the Snipes DVD and video. Additionally, the Company has negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony Music Entertainment, Inc. ("Sony") and the Company anticipates receiving revenue from the international licensing rights during the fourth quarter Fiscal 2003.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company's products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required beyond Fiscal 2003 to meet expected negative operating cash flows.


NOTE 3 - FILM COSTS

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience, therefore actual results could differ from this estimate. Amortization of the film costs associated with the film Snipes commenced upon distribution of the DVD in February 2003. Amortization expense related to the film costs associated with the film Snipes for the nine months ended July 31, 2003 was $2,375,000. The Company anticipates that the film costs will be fully amortized during Fiscal 2003.


NOTE 4 - TERM LOANS

In August 2001, Metropolitan entered into a term loan with a bank in the amount of $162,000. The term loan matures in August 2006. The loan is payable in monthly installments of $1,965, including interest at 8%, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz, the Company's Chief Executive Officer. The loan agreement allows for prepayment of the loan in full without penalty. The loan agreement has a provision that states any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange agreement entered into on October 2, 2002 resulted in a change of ownership of greater than 25% of the common stock of Metropolitan, without the prior written consent of the lender, and therefore Metropolitan is in technical default of this loan agreement.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 4 - LONG-TERM DEBT (Continued)

Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance plus accrued interest and hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank regarding the change of ownership that resulted from the share exchange the total outstanding amount of this note is reflected as a current liability. At July 31, 2003, the total outstanding balance of the term loan was $138,455.

On November 1, 2002, the Company borrowed $250,000 from Trident Growth Fund, LP (f/k/a Gemini Growth Fund, L.P.) ("Trident") pursuant to a loan agreement. The loan bears interest at 14% per annum, payable in monthly installments commencing November 30, 2002. The note matures on November 30, 2003 and is secured by a lien on the film Snipes. The note is convertible, at the holder's option, into common stock at a conversion price of $1 per share. As of July 31, 2003, the Company did not meet certain financial loan covenants and was therefore in technical default of the loan agreement. On September 11, 2003 Trident waived the Company's compliance with the financial loan covenants through October 31, 2003. However, the Company has defaulted on interest payment obligations in the amount of approximately $4,000 under this loan. As of August 12, 2003, the Company's interest payment obligation under this loan was current. At July 31, 2003, the total outstanding balance of the term loan was $222,973.

In June 2002, the Company entered into a loan agreement with a corporation pursuant to which the Company borrowed $400,000. Principal and accrued interest, at a rate of 25% per annum, was payable on demand or the date ten calendar days after the date the Company conducts a closing of at least $5,000,000 in a private placement offering. The note was secured by a lien interest in the film Snipes. During September 2002, the Company entered into another loan agreement with the same corporation in which the Company borrowed $35,000. Principal and accrued interest, at a rate of 10% per annum, was payable upon demand. The note was unsecured.

In April 2003, the Company consolidated these two loans into one promissory note for $435,000, with principal and accrued interest, at a rate of 35% per annum, due in full on October 31, 2003. This note is secured by a second lien security interest in the film Snipes.


NOTE 5 - DEMAND NOTES PAYABLE

In February, 2003, Trimedia borrowed $12,500 from a third party lender, with principal and interest, at 10% per annum, due on demand.

In June 2003, Trimedia borrowed $67,102 from a third party lender, with principal and interest, at 12% per annum, due on demand.

In July 2003, Trimedia borrowed $17,000 from a third party lender, with principal and interest, at 12% per annum, due on demand.


NOTE 6 - DUE TO STOCKHOLDER

Due to stockholders represents loans to the Company from its stockholder that are due and payable on demand.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






NOTE 7 - STOCKHOLDERS' EQUITY

On October 17, 2002, the Company received $25,000 proceeds from a stock subscription for 25,000 shares of common stock. The shares were issued in July 2003.

As described in Note 4 above, on November 1, 2002, the Company entered into a loan agreement pursuant to which it borrowed $250,000 from Trident. In connection with this loan, the Company issued to Trident a secured convertible promissory note in the principal amount of $250,000, bearing interest at 14% per annum, and a warrant to purchase 62,500 shares of their common stock pursuant to
Section 4(2) of the Securities Act.

The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the Company's assets. The note matures on November 30, 2003; however, the Company has the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest thereon into shares of the Company's common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007, and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. The Company paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest is payable in cash unless Trident elects to have the interest paid in shares of the Company's common stock. As described in the loan covenants, the Company is required to comply with various financial and other covenants. Trident may deem any failure to comply with such covenants to be a default on the loan. Under the terms of the loan agreement, the Company is required to register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, at the option of Trident, the Company is subject to a penalty of .1% shares of the Company's common stock then outstanding computed on a fully diluted basis per day until the shares are registered. In accordance with the fair value method as described in the accounting requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123, the Company recognized deferred loan costs of $63,200 as the value of the warrant.

Additionally, during the first and second quarters of Fiscal 2003, the Company issued various Stock Purchase Warrants to purchase a total of 160,000 shares of its common stock at an exercise price of $1.50 per share pursuant to Section 4(2) of the Securities Act in exchange for consulting services and financing expenses. The Stock Purchase Warrants are exercisable through 2007 and the holders are entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized expenses of $167,400 in connection with the issuance of these Stock Purchase Warrants.

In June 2003, the Company issued Stock Purchase Warrants to purchase 150,000 shares of its common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act in exchange for consulting services. The Warrants are exercisable until June 2006 and the holders are entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a consulting expense of $77,000 in connection with the issuance of these Stock Purchase Warrants.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

In June 2003, the Company issued to Trident a Stock Purchase Warrant to purchase 100,000 shares of its common stock at an exercise price of $1.13 per share pursuant to Section 4(2) of the Securities Act in exchange for a waiver of the requirement under the loan agreement to register the resale of the shares of common stock issuable upon conversion of the note of exercise of warrants within 180 days of the loan agreement through October 31, 2003. The Stock Purchase Warrant is exercisable until October 30, 2007 and the holder is entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized expense of $69,000, in connection with the issuance of these Stock Purchase Warrants. In addition to the issuance of the Stock Purchase Warrant, the Company also issued to Trident 100,000 shares of its common stock and recognized an additional expense of $110,000.

In July 2003, the Company issued a Stock Purchase Warrant to purchase 25,000 shares of its common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act in exchange for consulting services. The Stock Purchase Warrant is exercisable until July 2008. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a consulting expense of $18,000, in connection with the issuance of these Stock Purchase Warrants.


NOTE 8 - BUSINESS SEGMENTS

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

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following tables:

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - BUSINESS SEGMENTS (Continued)


                                 Recording            Film             Segment                         Consolidated
                                   Studio          Production           Total          Corporate          Total
                               -------------     --------------    --------------    -------------   ---------------
   Three Months Ended
      July 31, 2003
--------------------------

Net sales                        $    2,200        $  622,085        $  624,285       $        -        $  624,285
Loss from operations                 53,506           817,896           871,402        1,126,126         1,997,528
Total assets                      1,349,141         1,897,818         3,246,959           55,874         3,302,833
Depreciation and
amortization                         45,601             1,623            47,224                -            47,224
Capital expenditures                      -                 -                 -                -                 -

   Three Months Ended
      July 31, 2002
--------------------------

Net sales                        $   12,924        $        -       $    12,924       $        -        $   12,924
Loss from operations                 51,453            12,930            64,383                -            64,383
Total assets                      1,612,720         2,944,149         4,556,869                -         4,556,869
Depreciation and
amortization                         45,614             4,869            50,483                -            50,483
Capital expenditures                      -                 -                 -                -                 -

    Nine Months Ended
      July 31, 2003
--------------------------

Net sales                        $   19,536        $1,130,048        $1,149,584       $        -        $1,149,584
Loss from operations                184,875         1,575,163         1,760,038        2,513,620         4,273,658
Total assets                      1,349,141         1,897,818         3,246,959           55,874         3,302,833
Depreciation and
amortization                        136,803             4,869           141,672                -           141,672
Capital expenditures                      -                 -                 -                -                 -

    Nine Months Ended
      July 31, 2002
--------------------------

Net sales                        $   24,484        $        -        $   24,484       $        -        $   24,484
Loss from operations                129,525            22,668           152,193                -           152,193
Total assets                      1,612,720         2,944,149         4,556,869                -         4,556,869
Depreciation and
amortization                         91,228            14,607           105,835                -           105,835
Capital expenditures                      -                 -                 -                -                 -

                                                             Three Months Ended                Nine Months Ended
                                                                   July 31,                         July 31,
                                                         ----------------------------      ------------------------
         Reconciliations                                    2003               2002           2003           2002
---------------------------------                        ----------          --------      ----------      --------
Total segment operating loss                             $  871,402          $ 64,383      $1,760,038      $152,193
Corporate overhead expenses                               1,126,126                 -       2,513,620             -
Other income (loss)                                               -                50          (1,086)          789
                                                         ----------          --------      ----------      --------
Total consolidated net loss                              $1,997,528          $ 64,333      $4,272,572      $151,404
                                                         ==========          ========      ==========      ========


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

Item 2.  Management's Discussion and Analysis or Plan of Operation
-------

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

History of the Company
----------------------

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

Critical Accounting Policies
----------------------------

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

         Revenue Recognition
         -------------------

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

         Capitalized Film Costs
         ----------------------

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of July 31, 2003, the only film costs which we had recorded on our balance sheet were incurred in connection with the production of the movie Snipes. During Fiscal 2003-Second Quarter, we commenced the amortization of the original $3,694,162 in film costs associated with the movie Snipes upon distribution of the DVD in February 2003. We anticipate that these film costs will be fully amortized during Fiscal 2003. Accordingly, the amortization expense related to the film costs associated with the movie Snipes for the nine months ended July 31, 2003 was $2,375,000. If we estimated that Snipes would have generated less Net Revenues, then we would have amortized more film costs during the nine month period ended July 31, 2003. If we estimated that Snipes would have generated more Net Revenues, then we would have amortized less film costs during the nine month period ended July 31, 2003. We believe that full amortization of these costs in Fiscal 2003 is appropriate as we currently estimate that this is the period in which we will generate substantially all of the revenues associated with the distribution of the DVD. The amortization of film costs represented substantially all of the direct costs incurred during the nine month period ended July 31, 2003.

         Artist Compensation Costs
         -------------------------

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

Results of Operations
---------------------

Three Months Ended July 31, 2003 (Fiscal 2003-Third Quarter) vs. Three Months Ended July 31, 2002 (Fiscal 2002-Third Quarter)

         We incurred a Net Loss of $1,997,528 ($.08 per share) in Fiscal 2003-Third Quarter on Net Revenues of $624,285 compared to a Net Loss of $64,333 ($0 per share) on Net Revenues of $12,924 in Fiscal 2002-Third Quarter. Net Loss From Operations was $1,997,528 ($.08 per share) in Fiscal 2003-Third Quarter compared to a Net Loss From Operations of $64,383 ($0 per share) in Fiscal 2002-Third Quarter. The $1,933,145 increase in Net Loss From Operations was primarily due to increased corporate and overhead expenses related to corporate finance and interest costs and professional fees and costs related to the resolution of regulatory compliance issues which we are now subject to as a public reporting company.

         Net Revenues were $624,285 in Fiscal 2003-Third Quarter as compared to $12,924 in Fiscal 2002-Third Quarter, an increase of $611,361. This increase in Net Revenues primarily resulted from a $622,085 increase in Net Revenues from film production operations resulting from the DVD release of the film Snipes in February 2003.

         Direct Costs were $1,354,094 in Fiscal 2003-Third Quarter as compared to $8,413 in Fiscal 2002-Third Quarter, an increase of $1,345,681. This increase was due to the amortization of the film costs related to the release of the film Snipes which commenced in Fiscal 2003-Second Quarter. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         Operating Expenses were $1,267,719 in Fiscal 2003-Third Quarter, as compared to $68,894 in Fiscal 2002-Third Quarter, an increase of $1,198,825. This increase was primarily due to an increase of $1,126,126 in corporate and overhead related expenses including an increase of $94,000 in professional fees for legal and accounting expenses related to the negotiation of the co-venture with Sony and the resolution of regulatory compliance issues which we are now subject to as a public reporting company, a $38,000 increase in rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities in Fiscal 2003, a $121,000 increase in salary expense because we now have three full time employees on our payroll, a $307,000 increase in consulting expenses related to business operations and resolution of regulatory compliance issues, an increase of $291,000 in interest expense related to our financing loans and an increase of

$267,000 in travel and expenses related to our efforts to obtain additional financing. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

Nine Months Ended July 31, 2003 vs. Nine Months Ended July 31, 2002

         We incurred a Net Loss of $4,272,572 ($.16 per share) for the nine months ended July 31, 2003 on Net Revenues of $1,149,584 compared to a Net Loss of $151,404 ($.01 per share) on Net Revenues of $24,484 for the nine months ended July 31, 2002. Net Loss From Operations was $4,273,658 ($.16 per share) for the nine months ended July 31, 2003 compared to a Net Loss From Operations of $152,193 ($.01 per share) for the nine months ended July 31, 2002. The $4,121,465 increase in Net Loss From Operations was primarily due to increased corporate and overhead expenses related primarily to the development, marketing and production of the film Snipes, expenses related to corporate finance and interest costs and professional fees and costs related to the redomestication merger, negotiation of our co-venture with Sony Music Entertainment, Inc. ("Sony") which is called "Charles Street" and resolution of regulatory compliance issues which we are now subject to as a public reporting company.

         Net Revenues were $1,149,584 for the nine months ended July 31, 2003 as compared to $24,484 for the nine months ended July 31, 2002, an increase of $1,125,100. This increase in Net Revenues primarily resulted from a $1,130,048 increase in Net Revenues from film production operations resulting from the theatrical and DVD release of the film Snipes and a $4,948 decrease in Net Revenues from recording studio operations resulting from rentals of the recording studios for independent music projects.

         Direct Costs were $2,510,352 for the nine months ended July 31, 2003 as compared to $31,921 for the nine months ended July 31, 2002, an increase of $2,478,431. This increase was a result of the amortization of the film costs related to the release of the film Snipes. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         Operating Expenses were $2,912,890 for the nine months ended July 31, 2003, as compared to $144,756 for the nine months ended July 31, 2002, an increase of $2,768,134. This increase was primarily due to an increase of $2,513,620 in corporate and overhead related expenses including an increase of $272,000 in professional fees for legal and accounting expenses related to the redomestication merger, negotiation of the co-venture with Sony and resolution of regulatory compliance issues which we are now subject to as a public reporting company, an increase of $144,609 in rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities for the nine months ended July 31, 2003, an increase of $484,500 in salary expense for the nine months ended July 31, 2003 because we now have three full time employees on our payroll, an increase of $863,000 in consulting expenses related to the redomestication merger, business operations and resolution of regulatory compliance issues, an increase of $415,000 in interest expense related to financing loans to the company and an increase of $378,000 in travel and expenses related to our efforts to obtain additional financing. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

Changes in Financial Position, Liquidity and Capital Resources

         Our operating activities used cash of $142,819 in Fiscal 2003-Third Quarter and $76,267 in Fiscal 2002-Third Quarter. The use of cash from operations in Fiscal 2003-Third Quarter was due primarily to our Net Loss and an increase in assets including accounts receivable, film costs and prepaid expenses, principally offset by warrants issued for consulting services and loan extensions, non-cash charges for depreciation and amortization, amortization of film costs, and an increase in accounts payable and accrued expenses. The use of cash from operations in Fiscal 2002-Third Quarter was due primarily to our Net Loss, partially offset by non-cash charges for depreciation and amortization and an increase in amounts due to affiliates.

         Our investing activities provided cash of $64,521 in Fiscal 2003-Third Quarter and $52,000 in Fiscal 2002-Third Quarter. In Fiscal 2003-Third Quarter, this amount represented a loan from a stockholder. In Fiscal 2002-Third Quarter, cash used for capital expenditures was offset by loans from stockholders. No capital expenditures were incurred in Fiscal 2003-Third Quarter.

         Our financing activities provided cash of $81,150 in Fiscal 2003-Third Quarter and $22,847 in Fiscal 2002-Third Quarter. In Fiscal 2003 and Fiscal 2002-Third Quarter, these amounts represented net borrowings on long-term debt.

         At July 31, 2003, we had $3,986 in cash. Substantially all of the $1,149,584 in Net Revenues which we generated in the nine months ended July 31, 2003 represented sales of our the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. Under the terms of the co-venture, Sony may advance funds for manufacturing, marketing, promotion, distribution and other related expenses for film and music projects to Charles Street. Under the terms of the agreement the funds may be considered as a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Through June 30, 2003, Sony has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,571,229 and net profits of $1,074,636, of which our portion is $697,060. We received payment of $300,000 from Charles Street in June 2003. In addition, $397,060 of this amount was accounts receivable from Charles Street at July 31, 2003. This amount was received in full from Charles Street in August 2003 and we are presently using this cash to fund our operations. We do not believe that the amount of cash which we have on hand is sufficient to fund our operations through October 31, 2003. Although we expect to receive additional payments from Charles Street in Fiscal 2003 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

         We have principally relied on equity financing and loans from our principal stockholders and third party lenders to fund our operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities. We have had discussions with a limited number of institutional funding sources, from which we believe that funding can be obtained. However, we are not certain that we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $5,000,000 in order to meet our anticipated cash requirements through June 30, 2004. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. We currently do not have arrangements with respect to, or sources of, additional financing. In the event that we are unable to raise these funds through the sale of our securities or other financings, then we will be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

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

         We have entered into a distribution agreement with New Line Television, Inc. for the distribution of the film Snipes via television in the United States, its territories and Canada. Pursuant to the distribution agreement we are entitled to receive an advance in the amount of $400,000. We recognized $220,000 of revenue from New Line Television, Inc. as of July 31, 2003. Pursuant to the terms of the distribution agreement, New Line Television, Inc. retains all monies received up to $1,000,000 pursuant to its licensing of Snipes. To the extent New Line Television, Inc.'s receipts from the licensing of Snipes exceed $1,000,000, we will receive the net profits after New Line Television, Inc. recoups all of its cost, fees and expenses with interest. Accordingly, there can be no assurance that we will receive additional payments from New Line Television, Inc. under the distribution agreement.

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

         In addition, we are presently in default on the following obligations:

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan which is not waived by the lender is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of July 31, 2003, the total outstanding balance of this loan was $138,455. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our July 31, 2003 Consolidated Balance Sheet.

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

         On November 1, 2002, we received a loan in the principal amount of $250,000 from Trident Growth Fund, L.P. (f/k/a Gemini Growth Fund) ("Trident"). Our obligation to repay this loan is documented by a 14% secured convertible promissory note. Our obligation to repay the note is secured by a security interest granted to the lender covering substantially all of our assets. The note matures on November 30, 2003, however we have the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. Accrued interest is payable in cash unless Trident elects to have the interest paid in shares of our common stock.

         On March 24, 2003, we received a $12,500 loan and issued a promissory note to 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which accrues interest at the rate of 10% per annum.

         In June 2003, we received a short term loan in the aggregate principal amount of $67,102 from 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which bears interest at 12% per annum.

         In July 2003, we received a short term loan in the aggregate principal amount of $17,000 from 1025 Investments, Inc.. The obligation is documented by a promissory note payable on demand which bears interest at 12% per annum.

         Between May 15, 2003 and July 31, 2003 we received short term loans in the amount of $69,922 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations have not been documented and are due on demand.

         In addition, we have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum.

         Accordingly, approximately $2,000,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months and a portion of the net proceeds of any additional financing will be used to pay down accounts payable and accrued expenses.

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

Item 3.  Controls and Procedures
------

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

         Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------

         We know of no actual or pending legal proceedings to which we or any of our subsidiaries are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds
------

         On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Trident. As described in the loan agreement, we were required to comply with various financial covenants and registration rights provisions as set forth more fully below. Any failure to comply with such covenants or provisions may be deemed a default on the loan by Trident. As of January 31, 2003, April 30, 2003 and July 31, 2003, we did not satisfy these financial covenants and were in default of the loan agreement. On March 27, 2003 Trident waived this default for a period of six months ending April 30, 2003. On September 11, 2003 Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident on March 27, 2003, we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act. In exchange for the waiver by Trident on September 11, 2003, we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.15 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

         Under the terms of the loan agreement, we are required to register for Trident the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. As of April 30, 2003 we did not register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants. However, on June 13, 2003, Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, on June 13, 2003 we issued Trident 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.13 per share. These shares of common stock and warrants were issued pursuant to Section 4(2) of the Securities Act.

         On June 20, 2003, in exchange for services, we issued Aaron Lehmann warrants to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

         On June 20, 2003, in exchange for services, we issued Founders Equity Securities, Inc. warrants to purchase 100,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to
Section 4(2) of the Securities Act.

         On July 2, 2003, in exchange for certain accommodations, we issued Daryl Strickling warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to
Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities
-------

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all of the assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of July 31, 2003, the total outstanding balance of this loan was $138,435. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our July 31, 2003 Consolidated Balance Sheet.

         On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Trident. In connection with this loan, we issued to Trident a 14% secured convertible promissory note in the principal amount of $250,000 and a warrant to purchase 62,500 shares of our common stock pursuant to
Section 4(2) of the Securities Act. As described in the loan agreement, we are required to comply with various financial covenants, payment and registration rights provisions. Any failure to comply with such covenants or provisions may be deemed a default on the loan by Trident. As of January 31, 2003, April 30, 2003 and July 31, 2003, we did not satisfy the financial covenants and were in default of the loan agreement. However, on March 27, 2003 Trident waived this default for a period of six months ending April 30, 2003. In exchange for the waiver by Trident, on March 27, 2003 we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act. On September 11, 2003 Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident on September 11, 2003, we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.15 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

         Under the terms of the loan agreement, we are required to register for Trident the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days of the date of the loan agreement, at the option of Trident, we become subject to a monthly penalty of .1% shares of our common stock then outstanding computed on a fully diluted basis per day until the shares are registered. As of April 30, 2003 we did not register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants. However, on June 13, 2003, Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, we issued Trident warrants to purchase 100,000 shares of our common stock at an exercise price of $1.13 per share. In addition, we are required to pay monthly payments of interest on the principal amount outstanding of the loan on the last day of each month until the principal amount and all accrued and unpaid interest is paid in full. Although we previously defaulted on certain interest payments due under this loan, as of August 21, 2003 we were current on our interest payment obligations under the loan. As of August 21, 2003, the remaining principal balance of this loan was $168,788. If we default on interest payment obligations under the loan and such default is not cured, Trident may declare the remaining principal balance of the loan due and payable. As we presently do not have sufficient cash to repay this loan, if we default and Trident elects to demand repayment, then we may be faced with Trident's election to sell a sufficient amount of our assets to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations.

Item 6.  Exhibits and Reports on Form 8-K
-------
         (a)      Exhibits

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

         10.1 Warrants to purchase 100,000 shares of common stock issued to Trident Growth Fund, L.P. dated June 13, 2003.

         10.2 12% Demand Promissory Note in the principal amount of $67,102 issued to 1025 Investments, Inc. dated June 19, 2003.

         10.3 Warrants to purchase 50,000 shares of common stock issued to Aaron Lehmann dated June 20, 2003.

         10.4 Warrants to purchase 100,000 shares of common stock issued to Founders Equity Securities, Inc. dated June 20, 2003.

         10.5 Warrants to purchase 25,000 shares of common stock issued to Daryl Strickling dated July 2, 2003.

         10.6 12% Demand Promissory Note in the principal amount of $17,000 issued to 1025 Investments, Inc. dated July 25, 2003.

         10.7 Distribution Agreement between New Line Television, Inc. and Ruffnation Films LLC dated November 26, 2002.

         31.1 Certification dated September 17, 2003 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         32.1     Certification dated September 17, 2003 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         (b) We did not file any Current Reports on Form 8-K during the three-month period ended July 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIMEDIA ENTERTAINMENT GROUP, INC.


Date: September 17, 2003           /s/ Christopher Schwartz
                                       -------------------------------------
                                       Christopher Schwartz
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (principal financial officer and
                                       principal accounting officer)