Form 10KSB
period 2003-10-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2004-02-13
CIK 1163680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ---------------------------------


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year ended October 31, 2003         Commission File No. 000-49865
------------------------------------------         -----------------------------



                       TriMedia Entertainment Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              14-1854107
      -------------------------------         ---------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

                                101 Charles Drive
                          Bryn Mawr, Pennsylvania 19010
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (610) 520-3050
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


        Section registered under Section 12(b) of the Exchange Act: None.

      Securities registered pursuant to
          Section 12(g) of the Act:                   Name of Each Exchange on Which Registered:
--------------------------------------------         ----------------------------------------------------
   Common Stock, par value $.0001 per share                                  None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.

         YES      [X]                       NO       [  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         The registrant's revenues for the most recent fiscal year were $1,102,060.

         The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of January 28, 2004 was approximately $35,664,650 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

         As of January 28, 2004, 26,692,788 shares of the registrant's common stock, par value $.0001 per share, were issued and outstanding.

         Documents Incorporated by Reference:  None.

                                                  TABLE OF CONTENTS

PART I
   ITEM 1     -     DESCRIPTION OF BUSINESS...................................................................    1
   ITEM 2     -     DESCRIPTION OF PROPERTY...................................................................   18
   ITEM 3     -     LEGAL PROCEEDINGS.........................................................................   18
   ITEM 4     -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................   18

PART II
   ITEM 5     -     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................   18
   ITEM 6     -     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................   20
   ITEM 7     -     FINANCIAL STATEMENTS......................................................................   27
   ITEM 8     -     CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........
                                                                                                                 27

PART III
   ITEM 9     -     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT.....................................................   28
   ITEM 10    -     EXECUTIVE COMPENSATION....................................................................   29
   ITEM 11    -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................   30
   ITEM 12    -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................   31
   ITEM 13    -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................   31
   ITEM 14    -     PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................   34

   FINANCIAL STATEMENTS                .......................................................................   F-1

                                       (i)

                           FORWARD LOOKING STATEMENTS

         Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under "Description of Business" and "Management's Discussion and Analysis". These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

                             BUSINESS OF THE COMPANY

General

         We are a multimedia entertainment company with a focus on developing entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content through our following operating subsidiaries:

         o  Ruffnation Music, Inc. ("Ruffnation Music");
         o  Metropolitan Recording Inc. ("Metropolitan");
         o  Ruffnation Films LLC ("Ruffnation Films"); and
         o  Snipes Production LLC ("Snipes").

         In addition, we intend to establish a music publishing division, a television production division and a producer/artist management division. We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world's fastest growing consumer entertainment product, the digital video disc ("DVD"). The percentage of DVD unit sales has increased in market share for entertainment content delivery to consumers faster than any format in entertainment history. The DVD has received overwhelming market acceptance and response. The music industry has used the DVD to enhance the sale of its products. Many music fans have responded favorably to concert DVD's and music video DVD's of their favorite artists. It is the vision of Christopher Schwartz, our Chief Executive Officer, President, director and principal stockholder, and a pioneer of the Hip-Hop music industry, to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission is to become an independent multimedia entertainment company combining state-of-the-art technologies with creative product that meets the growing demand of today's market.

         As the demand for cost-effective entertainment product, including digitally recorded music, television programming and film, continues to increase, we believe that more of the major entertainment companies, including radio, television, cable, film and Internet service providers, will be turning towards independent entertainment companies and production facilities to deliver product and programming to improve their profitability and create market share.

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

         Ruffnation Films will produce low budget films with plots and marquee name music artists and that are relevant to the mainstream youth culture, particularly the Hip-Hop and Urban Music audience. Ruffnation Films will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers. Select projects approved by Sony Music Entertainment, Inc. ("Sony") will be produced and distributed through Charles Street, our co-venture with Sony. For each of these projects, Sony will provide the soundtrack component, giving Ruffnation Films access to Sony marquee artists and Sony will advance the cost of producing those soundtracks.

         Pursuant to our international business development strategy, we plan to form joint ventures for co-production of entertainment projects on a territory-by-territory basis. On occasion we will also obtain the rights to distribute and exploit entertainment projects in US and foreign markets as well as co-venture projects for release and development in various media formats.

         Sony Co-Venture
         ---------------

         Charles Street, our co-venture with Sony, will produce and distribute film projects, as well as their related soundtracks, and will produce and distribute CDs and other recorded music projects. Ruffnation Films will supervise the operations of Charles Street on a day-to-day. Pursuant to the terms of the co-venture agreement, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of nine films for Charles Street. Sony has the right to accept or reject any film in its discretion. Snipes was the first film we produced under the agreement. With respect to the production of films, the term of the agreement will continue until the later of September 30, 2006 and the date we deliver ten films to Sony (the "Film Term"). If Sony determines not to accept or release a particular film, we have the right to enter into an agreement with a third party on terms and conditions approved by Sony. Sony has the exclusive right, throughout the world, to manufacture, market, distribute and exploit on behalf of Charles Street, DVDs and VHS tapes containing these films. Sony will provide its services on terms on which it customarily provides such services to its wholly-owned home video affiliates. Ruffnation Films is responsible for activities relating to production of films on behalf of Charles Street. Costs incurred by Ruffnation Films in connection with the production of films are deemed expenses of Charles Street and are subject to a budget approved by Sony. Sony is responsible for activities relating to marketing, publicity and promotion of home videos on behalf of Charles Street. Sony pays marketing costs in connection with the films. Sony is not obligated to pay or contribute any profit advances, loans, overhead, production or salary costs toward the production of films.

         A distribution fee equal to 20% of net billings on any film project will be paid to Sony out of gross revenues generated by sales of the film. All of Sony's manufacturing and other costs will then be reimbursed out of gross revenues generated by sales of the film. Next, a distribution of profits will be made to Ruffnation Films and to Sony proportionately based on the amount of marketing costs incurred by Sony and the production and marketing costs incurred by Ruffnation Films. The parties shall receive this distribution until all such costs have been reimbursed out of the profits of the film. Any additional profits will be paid 50% to Sony and 50% to Ruffnation Films.

         At any time during the 30-day period commencing eighteen months following the date of expiration or termination of the Film Term or, for every two-year period thereafter, for the 30-day period commencing on each biennial anniversary of the termination or expiration of the Film Term, either Ruffnation Films or Sony will have the option to trigger a sale of either its or the other party's interest in the film venture of Charles Street. Either party electing this option will send written notice to the other party stating the price at which the electing party wishes to sell its interest. The offeree will then have the obligation to either purchase all of the offeror's interest in the Charles Street film venture at such price or sell its interest in the Charles Street film venture at such price. The offeree will have 30 days after receipt of such written notice to make its election to purchase the offeror's interest or to sell its interest. If the offeree does not notify the Offeror of its election prior to the expiration of the 30-day period, the offeree shall be deemed to have elected to sell its interest.

         The agreement will allow us to be one of only a small group of independent entertainment companies nationally to have a co-venture with one of the five largest international entertainment companies that dominate the world market.

         Certain aspects of the Sony Co-Venture relating to our record division are set forth below.

         Film Production
         ---------------

         Our goal is to produce quality films in the low budget range with total costs of $300,000 to $2,000,000 per film. Our current strategic plan calls for the production or co-production of three to five films annually. Our ability to execute this plan is dependent upon our ability to raise additional financing necessary to fund such productions. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films. In Fiscal 2001 and Fiscal 2002, Ruffnation Films produced one film entitled Snipes. Ruffnation Films did not produce any films in Fiscal 2003. In September 2002, Snipes opened in theaters in New York, Philadelphia, Washington D.C., Detroit, Atlanta and Baltimore. Snipes has received numerous acclaims including a three-out-of-four star rating by the Philadelphia Inquirer's movie critic. Snipes premiered at the Philadelphia Film Festival in April 2002 and was awarded Best Feature Film and was the official selection of the 2001 Toronto International Film Festival. Snipes is Richard Murray's directorial debut and stars Nelly, a Grammy award winning hip-hop artist with approximately 17 million album sales worldwide, Dean Winters of HBO's OZ, J.D. Williams, Sam Jones III, Schoolly D and Frank Vincent. On February 25, 2003, the Snipes DVD was released for commercial sale and distribution through Charles Street.

         Sony is obligated to deliver quarterly reports to us within forty-five days following the end of each quarter and annual financial statements to us within ninety days following the end of each calendar year. Through September 30, 2003, the last quarter for which a report has been received, Sony reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,469,147 and net profits of $908,522, of which our portion is $740,019. Although we may receive additional payments from Charles Street in Fiscal 2004 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

         In November 2002, we entered into a distribution agreement with New Line Television, Inc. for the distribution of the film Snipes via television in the United States, its territories and Canada. Pursuant to the distribution agreement we received an advance in the amount of $400,000. We recognized $253,986 of net revenue from New Line Television, Inc. as of October 31, 2003. The remaining amount of the advance was attributed to expenses. Pursuant to the terms of the distribution agreement, New Line Television, Inc. retains all monies received up to $1,000,000 pursuant to its licensing of Snipes. To the extent New Line Television, Inc.'s receipts from the licensing of Snipes exceed $1,000,000, we will receive the net profits after New Line Television, Inc. recoups all of its cost, fees and expenses with interest. Accordingly, there can be no assurance that we will receive additional payments from New Line Television, Inc. under the distribution agreement.

         Distribution
         ------------

         The Charles Street projects will be given a minimal theatrical release in approximately ten theaters in fifteen major markets in the United States to create awareness about a particular film. Ruffnation Films' projects that are not distributed through Charles Street will be distributed in the United States through RED Distribution, Inc. ("RED"), Sony's independent distribution system, and through up to 17 licensees who service the industry throughout the world. Accordingly, we anticipate that each project will have global distribution either through Charles Street or through independent distribution. The end product at retail will be a DVD/CD package that will have a retail price of approximately $29.99 to $34.99 with an approximate $16 to $20 wholesale price. Our sales goal is 500,000 to 1,000,000 units worldwide for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers. In addition, when the opportunity arises we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

         Currently there have been very few products released in the DVD/CD combination package. It is very uncommon for major and independent distribution companies in film and music to come together on one product for distribution. Historically, film companies have been reluctant to give DVDs to music companies and music companies have been reluctant to give CDs to film companies for distribution. Our goal is to effectively pioneer this format and become a leader in this marketplace. Each film project will have the potential to allow us to capitalize on every potential revenue stream across the board for each of our divisions in terms of film, studio, publishing and management operations.

         Pay and Free Television Distribution
         ------------------------------------

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

         Sony Co-Venture
         ---------------

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

         During the Label Term, neither Ruffnation Films, Christopher Schwartz nor any entity owned or controlled by Ruffnation Films or Christopher Schwartz, will furnish the services of any artist to any person or entity except Sony, with the exception of the independent labels discussed below, unless Sony consents to such action. At the end of the Label Term, we will no longer be required to furnish the services of our artists to Sony or Charles Street. Sony is obligated to license to Charles Street master recordings owned or controlled by Sony for inclusion in films, home videos and soundtracks.

         Sony will pay all manufacturing and marketing costs associated with each record or soundtrack produced by Charles Street, which costs will be expenses of Charles Street. A distribution fee equal to 20% of net billings on any recording project will be paid to Sony out of gross revenues generated by sales of the recording. Any loans advanced by Sony pursuant to the line of credit will be repaid out of gross revenues generated by sales of the recording provided that, Ruffnation Films may receive 50% of its share of the profits relating to any artist agreement for which Charles Street has recouped all expenses. All remaining profits derived from the sale of records and soundtracks will be distributed 50% to Sony and 50% to Ruffnation Films.

         At any time during the 30-day period commencing eighteen months following the date of expiration or termination of the Label Term or, for every two-year period thereafter, for the 30-day period commencing on each biennial anniversary of the termination or expiration of the Label Term, either Ruffnation Films or Sony will have the option to trigger a sale of either its or the other party's interest in the recording venture of Charles Street. Either party electing this option will send written notice to the other party stating the price at which the electing party wishes to sell its interest. The offeree will then have the obligation to either purchase all of the offeror's interest in the recording venture of Charles Street at such price or sell its interest in the recording venture of Charles Street to the offeror at such price. The offeree will have 30 days after receipt of such written notice to make its election to purchase the offeror's interest or to sell its interest. If the offeree does not notify the offeror of its election prior to the expiration of the 30-day period, the offeree shall be deemed to have elected to sell its interest.

         Independent Label
         -----------------

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

         We anticipate that our distribution agreement with RED will provide that RED, at is own expense, will warehouse and solicit sales of our recording products. Once a record is ready for release by us, RED will include the appropriate pricing information and a description of the song in its monthly products release book. Sales representatives from RED's sales branches throughout the country and other record labels affiliated with RED will solicit orders on our behalf. We will maintain control over the promotion and marketing of our recordings. However, at our request, RED may assist us, at our expense, in coordinating various types of marketing, promotion and placement of advertising directed toward its retail and wholesale accounts. Generally, we will not be required to pay the manufacturing and distribution costs associated with CDs prior to their manufacture by RED. We will generally be permitted to pay these expenses out of the sales proceeds generated by these CDs. However, in order to secure our obligation to pay these expenses, we believe that we will be required to grant a security interest to RED in and to the master recordings that are covered by the distribution agreement. We believe that the term of the distribution agreement with RED will expire three years after the initial commercial release of the first album distributed by RED.

         Artist Recording Contracts
         --------------------------

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

         The Rock and Pop music genres will enable us to compete in a market segment comprising 33.7% of gross business in the United States record industry. Likewise, activity in the Rap/Hip-Hop, R&B/Urban segment of the market will put us into an additional 25% of gross business in the United States record industry. We may seek to develop divisions that will address the remaining segments of the market, which includes jazz, Latin and other musical styles.

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

         Certain production and acquisition costs, such as artists' and producers' royalties, are contingent upon subsequent sales while other costs, such as salaries, overhead, manufacturing, studio time and other expenses, are payable regardless of sales. Although the appeal of a particular artist may be transitory, we believe that increasing the size and diversity of our planned artist roster gives us a measure of protection against sudden shifts in taste. Further, we believe that acquisition of interests in recorded music composition catalogues will provide an important and relatively stable source of future sales in addition to revenue generated from new releases.

         Promotion and Marketing
         -----------------------

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

         The marketing methods which we plan to use are customary in the music industry. These methods will include:

         o  radio;
         o  television;
         o  newspaper and magazine advertising;
         o  distribution of posters featuring our artists and records;
         o  street teams;
         o  wrapped vans and trucks;
         o  bus backs, bus stops and benches;

         o  billboards;
         o marquee style movie lights at label sponsored events and artists shows; and
         o coordinated promotions with retail stores such as in-store displays and appearances by performers.

Initially, our principal efforts will be focused on radio promotion through radio play of artist's singles to develop consumer recognition and product demand. We plan future advertising in national music consumer publications and industry trade publications as artists achieve increasing consumer recognition, provided such additional advertising, in management's opinion, would enhance sales.

         Licensing of Recordings
         ----------------------

         We also intend to license rights in certain of our recordings to other major record labels for manufacture and distribution in foreign markets. These labels normally pay all distribution and marketing costs and, in addition, pay us an advance plus a royalty based on sales, which is payable after recovery of the advance. A portion of any royalties received by us from sales will be used to pay artists' and producers' royalties or the owner of a master recording, as the case may be.

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

         Home taping, or the unauthorized reproduction for personal use of recordings, has been a global problem since the advent of cassette tapes and CDs, which existing copyright laws have done little to contain. In some countries, the industry has been successful in securing the introduction of a levy on hardware used for such reproduction or on blank tapes. However, such levies, which are generally shared among those involved in the production of recordings, including the record companies and the artists, do not adequately compensate for the losses suffered from home taping. CD recording technology may increase the opportunity for consumers to make high-quality copies for home use. There can be no assurance that the proliferation of piracy of entertainment content through the Internet or other means will be reduced in the future that, if continued, could have a material adverse affect on the entertainment industry.

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

         Metropolitan consists of three studios and is capable of tracking to tape or digitally. The studio features custom acoustical design treatments, which provide a critically accurate listening environment. The studio's equipment includes:

         o a 72-input SSL Series 9000;
         o a top-of-the-line recording/mixing console;

         o two Studer A-827 2-inch tape machines;
         o two ProTools 5.1 Mix Plus Cubes; and
         o Quested Q212s monitors.

         Metropolitan's studios also feature a vintage Helios console. The Helios provides a rare and unique analog sound and is one of only 500 in existence. Metropolitan also includes fully equipped digital film and editing facilities for film, video and television productions. We view the sound studios principally as a catalyst to attract artists and to record their products in-house. We will sell studio time when the studios are not in use for in-house production.

                               INDUSTRY BACKGROUND

The Recorded Music Industry

         The recorded music industry has experienced substantial revenue growth since its inception and is dominated by four major international entertainment companies:

         o Universal Music Group;
         o Time Warner Inc.;
         o Sony Corp. (Sony Music Entertainment)/Bertelsmann AG (BMG); and
         o EMI Group PLC.

         In the late 1940's, record retail sales amounted to only $48 million annually. By 1970, sales had grown to nearly $1.7 billion annually. By way of current comparison, the Recording Industry Association of America ("RIAA") reported the sound recording domestic market in 2002 to be $12.6 billion. The International Federation of Phonographic Industry ("IFPI"), an organization that represents the recording industry worldwide, reported recorded music sales worldwide of $32 billion in 2002. This revenue growth has resulted from a combination of factors, the most important of which has been rapidly developing technology. Since 1984, the value of sales industry wide has increased at a faster rate than unit volume growth, due in part to the introduction and acceptance of CDs, which are priced substantially higher than vinyl records and tapes. CDs represented 91 percent of all units shipped in 2002. IFPI reports that sales of recorded music in 2002 to be largest in the United Kingdom, the United States, Japan, Australia, Germany, France, Canada and Spain. The proportion of global music sales accounted for by the world's top ten markets was 84 percent in 2002. Globally, music video sales increased in 2002, boosted by the DVD video. The United States represents approximately 40 percent of the total world music market. The RIAA reports that, in 2002, Rock remained the most popular genre of music in the United States with 24.7 percent of the market followed by Rap/Hip-Hop with 13.8 percent, R&B/Urban with 11.2 percent, Country music with 10.7 percent, Pop with 9.0 percent, Jazz with 3.2 percent and Classical with 3.1 percent of all music items purchased.

         Both the RIAA and IFPI reported that the increased availability of free music via mass digital copying and internet piracy have had a substantial negative impact on the recorded music industry in 2002 and the industry is aggressively pursuing strategies to resolve the erosion of unit shipments and sales in the world market. In 2002, digital copying and Internet piracy have resulted in an approximate 7 percent decline in worldwide revenues as well as an approximate 8 percent decline in units sold worldwide. This decline continued in 2003.

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

         Foreign record sales account for over one-half of worldwide record sales. English versions of popular hits have achieved acceptance and success throughout the globe. Examples are the foreign chart successes of such artists as Limp Bizkit, Destiny's Child, Linkin Park and many others. Generally, the U.S. record industry is expanding its international liaisons through worldwide licenses.

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

The Feature Film Industry

         General
         -------

         The feature film industry encompasses the development, production and distribution of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including:

         o Universal Pictures, Warner Bros. (including New Line Cinema and Castle Rock Entertainment);
         o Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group);
         o  Paramount Pictures;
         o The Walt Disney Company (including Buena Vista Pictures, Touchstone Pictures and Miramax Film Corp.); and
         o Metro-Goldwyn-Mayer Inc. (including MGM Pictures, United Artists Pictures Inc., Orion Pictures Corporation and Goldwyn Entertainment Company).

         In recent years, however, true "independent" motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

         Independent Feature Film Production and Financing
         -------------------------------------------------

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

         Independent Feature Film Distribution
         -------------------------------------

         Film distribution encompasses the exploitation of motion pictures in theatres and in markets, such as home DVD and video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities. Instead, these producers rely on advances from domestic and international distributors who approve their projects before production commences, as well as profit sharing or equity arrangements for individual projects. Generally, the local distributor in any country or region will acquire distribution rights for a motion picture from an independent producer using one or more of these methods. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of gross receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box-office receipts for the exhibition period, generally 40% to 50%, depending upon the success of the motion picture.

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

         The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner, Sony/BMG, EMI, Disney, Viacom and numerous independent companies. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Interscope, Sony/BMG and EMI. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming.

EMPLOYEES

         As of October 31, 2003 we had one full-time employee in our operations. We use and plan to continue using independent consultants, producers, professionals and contractors on an as needed basis. Upon obtaining additional financing, we will hire additional employees in connection with the production of our recorded music and film productions. We believe that our employee and labor relations are good. Our full-time employee is not a member of any union. On film projects, we may employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees, the Screen Actors Guild and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay in our release of new films and thereby could adversely affect our cash flow and revenues.

RISK FACTORS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

         We need to obtain financing in order to continue our operations.

         On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2005 if we do not raise at least $7,500,000 from the sale of our securities or other financing means. While we are in discussions and have entered agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

         We have approximately $1,735,000 in indebtedness and approximately $2,800,000 in accounts payable and accrued expenses; if we are unable to satisfy these obligations, then our business will be adversely effected.

         We presently have indebtedness in the aggregate principal amount of approximately $1,735,000 and accounts payable and accrued expenses of approximately $2,800,000. Approximately $4,535,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months and a portion of the net proceeds of any additional financing will be used to pay down accounts payable and accrued expenses. Approximately, $1,119,000 of this indebtedness consists of amounts owed to our Chief Executive Officer pursuant to demand promissory notes. Approximately $435,000 of this indebtedness consists of amounts owed to third party lenders pursuant to a promissory note that matures on April 30, 2004. Approximately $62,000 is owed to a third party lender pursuant to promissory notes that are due and payable on demand. In addition, we are presently in technical default on a $162,000 loan which we received from a bank. As of January 27, 2004 the outstanding balance of this loan was $134,643. Although we have made all required payments under this loan and the bank has not taken any action with respect to this technical default, if the bank elected to exercise its rights under its security agreement, it could foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely effect our operations. In addition, due to our present lack of liquidity, we have not had the ability to pay approximately $2,800,000 of accounts payable and accrued expenses.

         We are dependent on the operations of Charles Street, a co-venture which we operate with Sony, for a substantial portion of our revenues.

         We entered into a co-venture agreement with Sony, a major international entertainment company. We intend to release a series of DVD films and soundtrack records through this co-venture, Charles Street. While we also plan to independently distribute records under private labels, we will depend on Charles Street for a substantial portion of our revenues. There is no assurance that we will obtain sufficient financing or that Charles Street will be funded sufficiently to enable us to produce each DVD film and record we intend to release. Any failure to produce each DVD film and soundtrack record which we intend to release will have a material adverse effect on our business, results of operations and financial condition. Pursuant to the terms of the co-venture agreement with Sony, the final decision regarding whether or not a particular film project or soundtrack is made through Charles Street is in the discretion of Sony. If Sony determines that it does not want to produce our projects through Charles Street, then we will be forced to produce these projects independently and they will not obtain the benefits of the marketing and distribution support of Charles Street. It will be significantly more difficult for us to produce and distribute such projects. In addition, pursuant to the co-venture agreement, we will refer recording artists to Charles Street for the production, marketing and distribution of CDs and other recordings. Sony has the exclusive right, on an artist-by-artist basis, to require us to assign our contract rights to work with a recording artist to Charles Street. Charles Street will then have the exclusive right, throughout the world to exploit any recordings made by such artists. If Sony determines that it does not wish to produce and distribute recordings made by our artists through Charles Street, then we will be forced to produce these CDs through our independent label and distribute them through RED, Sony's independent label distribution channel, and we will not obtain the benefits of the marketing and distribution support of Charles Street for these projects. Accordingly, it will be more difficult for us to produce and distribute such projects.

         Independent distributors will be a significant element of our growth strategy.

         We will rely on independent distributors to distribute a significant portion of our entertainment products and services when developed. A significant element of our growth strategy will be to increase the sale and distribution of our products and services by expanding our presence in local markets and by extending this network into new markets either by internal growth, joint ventures, licensing, acquisition or other means. We may not be able to develop, recruit, maintain, motivate, retain or control a network of independent distributors. In addition, we have little control over the resources that independent distributors will devote to marketing our products and the amount of our competitors' products that our independent distributors choose to market. Any decision by a distributor to not distribute or promote our products or services or to promote our competitors' products and services could have a material adverse effect on our business, results of operations or financial condition.

         We have a limited operating history in the entertainment industry.

         We have a limited history in the entertainment industry. On October 2, 2002, we entered into a Share Exchange Agreement with Christopher Schwartz, pursuant to which we acquired all of the issued and outstanding common stock of Metropolitan Recording Inc. and all of the membership interests of each of Ruffnation Films and Snipes Productions. Our strategy is to become an independent multimedia entertainment company. In addition to operating a music division, recording studio division and film production company, we plan to establish television, publishing and management operations. Prior to entering into the Share Exchange Agreement, we did not operate in the multimedia and entertainment industry. Accordingly, we have a limited history in the industry in which we operate.

         We have a history of losses and expect that losses may continue in the future.

         Our net loss for the fiscal year ended October 31, 2003 totaled $6,586,034 compared to a net loss of $890,776 for the ten months ended October 31, 2002. In addition, we had negative working capital of $3,447,584 at October 31, 2003 and experienced negative cash flow from operations of $252,411 during the fiscal year ended October 31, 2003. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2004. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

         Shares of our common stock lack a significant trading market.

         Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

         Our success will depend on external factors in the music and film industries.

         Operating in the music and film industries involves a substantial degree of risk. Each planned music project, film production is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a music project or a film production also depends upon:

         o the quality and acceptance of other competing records or films released into the marketplace at or near the same time;
         o critical reviews;
         o the availability of alternative forms of entertainment and leisure activities;
         o general economic conditions; and
         o other tangible and intangible factors.

         Each of these factors is subject to change and cannot be predicted with certainty. There can be no assurance that our planned music projects and film productions will obtain favorable ratings or reviews or that consumers will purchase our entertainment products and services.

         Our success will be largely dependent upon our key executive officers and other key personnel.

         Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher Schwartz. The loss of Mr. Schwartz's services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them. Although Mr. Schwartz has entered into an employment agreement with us, and owns approximately 51% of our issued and outstanding common stock on an as-converted basis, there is no assurance that Mr. Schwartz will continue his employment with us. Although we believe that we would be able to locate a suitable replacement for Mr. Schwartz if his services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

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

         We protect intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain jurisdictions. We may distribute our products in some jurisdictions in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions. We will rely on our copyrights, trademarks, trade secrets, know-how and continuing technological advancement to establish a competitive position in the marketplace. We will attempt to protect our intellectual property through copyright and agreements with future artists and employees. Other companies may independently develop or otherwise acquire similar creative materials or gain access to our intellectual property. Despite our precautions, there can be no assurance that we will be able to adequately protect our intellectual property from competitors in the future. In addition, litigation may be necessary in the future to:

         o enforce intellectual property rights;
         o to protect our trade secrets;
         o to determine the validity and scope of the rights of others; or
         o to defend against claims of infringement or invalidity.

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

         Advances in technology may have a material adverse effect on our revenues.

         Advances in technology may affect the manner in which entertainment content is distributed to consumers. These changes, which might affect the entertainment industry as a whole, include the proliferation of digital music players, services that allow individuals to download and store single songs and pay-per-view movie services. These technological advances have created new outlets for consumers to purchase entertainment content. These new outlets may affect the quantity of entertainment products that consumers purchase and may reduce the amount that consumers are willing to pay for particular products. As a result, this could have a negative impact on our ability to sell DVD's, CD's and soundtracks. Any failure to adapt our business model to these changes could have a material adverse effect on our revenues.

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

         The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner Inc., Sony/BMG, EMI, Disney and Viacom. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Interscope, Sony/BMG, EMI and numerous smaller independent companies. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming. Many of our competitors have:

         o greater financial, technical, personnel, promotional and marketing resources;
         o  longer operating histories;
         o  greater name recognition; and
         o  larger consumer bases than us.

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

         We intend to enter international markets, licensing arrangements and to form joint ventures internationally to expand sales of our planned entertainment products and to market our entertainment products and services. International operations are subject to inherent risks, including:

         o potentially weaker intellectual property rights;
         o changes in laws and policies affecting trade;
         o difficulties in obtaining foreign licenses;
         o changes in regulatory requirements;
         o instability of foreign economies and governments;
         o instances of war or terrorists activities;
         o unexpected changes in regulations and tariffs;
         o fluctuations in the value of foreign currencies;
         o intricate investment and tax laws, including laws and policies relating to the repatriation of funds and to withholding taxes; and
         o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

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

         Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

         o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

         o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;
         o a brief, clear, narrative description of a dealer market, including
           "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
         o a toll-free telephone number for inquiries on disciplinary actions;
         o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
         o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

         o the bid and offer quotations for the penny stock;
         o the compensation of the broker-dealer and its salesperson in the transaction;
         o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
         o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

         We expect that our future operating results may fluctuate significantly as a result of the following:

         o the timing of domestic and international releases of future music projects, or films we produce;
         o the success of our future music projects or films;
         o the timing of the release of related products into their respective markets;
         o the costs to distribute and promote the future music projects and films;
         o the success of our distributors in marketing our future music projects and films;
         o the timing of receipt of proceeds generated by the music projects, and films from distributors;
         o the introduction of new music projects, and films by our future competitors;
         o the timing and magnitude of operating expenses and capital expenditures;
         o the level of unreimbursed production costs in excess of budgeted maximum amounts;
         o the timing of the recognition of advertising costs for accounting purposes under generally accepted accounting principles; and
         o general economic conditions, including continued slowdown in advertiser spending.

As a result, we believe that our results of operations may fluctuate significantly, and it is possible that our operating results could be below the expectations of investors.

         We do not intend to pay cash dividends on our shares of common stock.

         The future payment of dividends will be at the discretion of our Board of Directors and will depend on our future earnings, financial requirements and other similarly unpredictable factors. For the foreseeable future, it is anticipated that any earnings which may be generated from our operations will be retained by us to finance and develop our business and that dividends will not be paid to stockholders.

ITEM 2.       DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 101 Charles Drive, Bryn Mawr, Pennsylvania 19010 and occupies approximately 7,200 square feet of space under a lease agreement that expires on August 31, 2004. Metropolitan subleases the premises from an affiliated entity controlled by Christopher Schwartz. This affiliated entity is obligated to pay the landlord rent of $15,000 per month of which Metropolitan pays $10,000 per month. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew this lease on similar terms upon expiration. If we cannot renew the lease agreement, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3.       LEGAL PROCEEDINGS

         We know of no pending legal proceedings to which we or any of our subsidiaries are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "TMEG.OB".

Market Information
------------------

         On June 14, 2002 our predecessor, US Patriot, Inc., filed Form 8-A12G with the Securities and Exchange Commission registering shares of our common stock under the Exchange Act. Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on July 22, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended October 31, 2003 and October 31, 2002 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 14-for-1 forward stock split that occurred on October 7, 2002.

Fiscal Year ended October 31, 2003
--------------------------------------------------------------------------------
Quarter ended:                                High Bid               Low Bid
                                              ----------------------------------
     January 31, 2003                           1.60                   1.25
     April 30, 2003                             1.20                   1.10
     July 31, 2003                              1.15                   1.06
     October 31, 2003                           1.15                   1.02

Fiscal Year ended October 31, 2002
--------------------------------------------------------------------------------
Quarter ended:                                High Bid               Low Bid
                                              ----------------------------------
     July 31, 2002                               --                     --
     October 31, 2002                           1.45                   .05

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On January 27, 2004, the closing bid price for our common stock was $1.88 per share.

Holders
-------

         As of January 26, 2004 we had 28 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Stocktrans, Inc.

Dividends
---------

         To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         On October 9, 2002, pursuant to the Employment Agreement which we entered into with Christopher Schwartz, we granted Christopher Schwartz the option to purchase up to 5,786,707 shares of our common stock pursuant to
Section 4(2) of the Securities Act. The exercise price per share of these options is equal to the closing price of our common stock on the respective dates that the options vest, as follows:

         o 750,000 shares vested upon the commencement of Christopher Schwartz' employment on October 9, 2002 at an exercise price of $1.50 per share;
         o 825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;
         o 907,500 shares vest on October 9, 2004;
         o 998,250 shares vest on October 9, 2005;
         o 1,098,075 shares vest on October 9, 2006; and
         o 1,207,882 shares vest on October 9, 2007.

         In order to exercise each tranche of these options, Mr. Schwartz must be employed by us on the respective date that each such tranche vests.

         There were no other securities authorized for issuance under equity compensation plans at January 28, 2004.

Recent Sales of Unregistered Securities and Use of Proceeds

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

         On November 1, 2002, we entered into a loan agreement pursuant to which we borrowed $250,000 from Trident Growth fund, L.P. (f/k/a Gemini Growth Fund,
LP) ("Trident"), a Delaware limited partnership. In connection with this loan, we issued to Trident a 14% secured convertible promissory note in the principal amount of $250,000 and a warrant to purchase 62,500 shares of our common stock pursuant to Section 4(2) of the Securities Act. Our obligation to repay the note was secured by a security interest granted to the lender covering substantially all of our assets. The note matured on November 30, 2003. Trident had the option to convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007 and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. We paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest was payable in cash unless Trident elected to have the interest paid in shares of our common stock. As described in the loan covenants, we were required to comply with various financial and other covenants. Any failure to comply with such covenants could have been deemed a default under the loan by Trident. As of January 31, 2003, April 30, 2003 and July 31, 2003, we did not satisfy these financial covenants and were in default under the loan agreement. On March 27, 2003 Trident waived this default for a period of six months ending April 30, 2003. On September 11, 2003 Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, on March 27, 2003 we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act. In exchange for the waiver by Trident on September 11, 2003, we issued Trident warrants to purchase 10,000 shares of our common stock at an exercise price of $1.15 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

         Under the terms of the loan agreement, we were required to register for Trident the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock was not fully registered within 180 days, at the option of Trident, we were subject to a monthly penalty of .1% shares of our common stock then outstanding computed on a fully diluted basis per day until the shares were registered.

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

         On January 12, 2004, the outstanding principal balance of this promissory note in the amount of $168,788, was converted into 168,788 shares of our common stock and the promissory note was canceled. We paid all accrued interest on the principal balance of the promissory note in cash.

         In November 2002, we issued a Stock Purchase Warrant to purchase 33,400 shares of our common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to Frank Eiffe in exchange for consulting services. The Warrant is exercisable for five years and the holder is entitled to piggyback registration rights.

         In November 2002, we issued a Stock Purchase Warrant to purchase 66,600 shares of our common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to Dr. Wolfgang Moelzer in exchange for consulting services. The Warrant is exercisable for five years and the holder is entitled to piggyback registration rights.

         In December 2002, we issued a Stock Purchase Warrant to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share pursuant to
Section 4(2) of the Securities Act to BKB Boston K Burg Management GmbH in exchange for consulting services. The Warrant is exercisable for five years and the holder is entitled to piggyback registration rights.

         In June 2003 we issued and sold 25,000 shares of our common stock at an offering price of $1.00 per share to an accredited investor pursuant to Section 4(2) of the Securities Act.

         On June 20, 2003, in exchange for services, we issued Aaron Lehmann warrants to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

         On June 20, 2003, in exchange for services, we issued Founders Equity Securities, Inc. warrants to purchase 100,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to
Section 4(2) of the Securities Act.

         On July 2, 2003, in exchange for certain accommodations, we issued Daryl Strickling warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share. These warrants were issued pursuant to
Section 4(2) of the Securities Act.

         In January and February 2004 we issued and sold an aggregate of 500,000 shares of our common stock at an offering price of $1.00 per share to three accredited investors pursuant to Rule 506 promulgated under the Securities Act.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Overview
--------

         We are a multimedia entertainment company that operates a film division, a record division and a studio division. During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. We do not anticipate generating any significant revenues from Snipes in Fiscal 2004.

         We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2003, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $7,500,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2004, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

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

         On November 18, 2002, our stockholders approved a redomestication merger pursuant to which we were merged with and into TriMedia Entertainment Group, Inc., a wholly owned subsidiary of US Patriot, Inc. that was incorporated in the State of Delaware. On November 22, 2002, the redomestication merger was consummated and we became a Delaware corporation.

         Pursuant to Rule 12g-3(a) under the Exchange Act, we were the successor issuer to US Patriot, Inc. for reporting purposes under the Exchange Act, and our common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

         On December 3, 2002, our trading symbol on the Over-The-Counter Bulletin Board was changed from "USPA" to "TMEG".

         Due to the fact that Metropolitan has adopted our fiscal year ending on October 31, our consolidated financial statements include a Consolidated Balance Sheet dated as of October 31, 2002 and a Consolidated Statement of Operation, Consolidated Statement of Stockholders' Equity and a Consolidated Statement of Cash Flows for the ten-month period ended October 31, 2002. Accordingly, the Results of Operations set forth below compares our operating results for the twelve-month period ended October 31, 2003 to our operating results for the ten-month period ended October 31, 2002. Our results of operations for Fiscal 2003 and Fiscal 2002 reflect our current business operations, film and music.

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

         Capitalized Film Costs
         ----------------------

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of October 31, 2003, the only film costs which we had recorded on our balance sheet were incurred in connection with the production of the movie Snipes. During Fiscal 2003-Second Quarter, we commenced the amortization of the original $3,694,162 in film costs associated with the movie Snipes upon distribution of the DVD in February 2003. We anticipated that these film costs would be fully amortized during Fiscal 2003. Accordingly, the amortization expense related to the film costs associated with the movie Snipes for the fiscal year ended October 31, 2003 was $3,694,162. If we estimated that Snipes would have generated more Net Revenues, then we would have amortized less film costs during the fiscal year ended October 31, 2003 which would have reduced our net loss. We believe that full amortization of these costs in Fiscal 2003 is appropriate as we currently estimate that is the period in which we will have generated substantially all of the revenues associated with the distribution of the DVD. The amortization of film costs represented substantially all of the direct costs incurred during the fiscal year ended October 31, 2003.

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

Results of Operations
---------------------

Year Ended October 31, 2003 (Fiscal 2003) vs. Ten Months Ended October 31, 2002 (Fiscal 2002)

                                 Fiscal 2003         Fiscal 2002      $Change
                                 -----------         -----------      -------
Net Loss                           $6,586,034           $890,776     $5,695,258
Net Loss From Operations            6,612,954            940,776      5,672,178
Net Revenues                        1,102,060             65,353      1,036,707
Direct Costs                        3,897,664             52,546      3,845,118
Operating Expenses                  3,817,350            953,583      2,863,767
Other Income                           26,920             50,000        <23,080>

         The increase in Net Loss From Operations in Fiscal 2003 was primarily due to amortization of $3,694,162 of capitalized film costs associated with the film Snipes, operating expenses related to international travel and business development, costs related to obtaining and structuring financing activities, professional fees and consulting fees.

         The increase in Net Revenues in Fiscal 2003 primarily resulted from the release of Snipes film and DVD, distributions from our Charles Street co-venture with Sony associated with the sales of the Snipes DVD and $253,986 from the New Line Television distribution agreement for Snipes. Snipes was released in Fiscal 2003 and we generated substantially all revenue that we expect to generate with respect to this film in Fiscal 2003. Due to our lack of liquidity throughout Fiscal 2003, we presently do not have any films that we have produced which we expect to distribute in Fiscal 2004. Accordingly, we expect a decline in our Net Revenues for Fiscal 2004.

         The increase in Direct Costs for Fiscal 2003 was mainly the result of the amortization of $3,694,162 of capitalized film costs associated with the Snipes film. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, amortization expense, studio supplies and support services.

         The increase in Operating Expenses in Fiscal 2003 was primarily due to an increase of $195,870 in professional fees for legal and accounting expenses related to general corporate governance and filings with the Securities and Exchange Commission, an increase of $539,289 in salary expense in Fiscal 2003 reflecting the effect of the commencement of Christopher Schwartz's employment agreement with us and executive compensation in Fiscal 2003, an increase of $1,186,222 in consulting expenses because the number of consultants we used doubled for activities related to domestic and international business development and general corporate matters, an increase of $422,733 in interest expense which reflects an increase in debt of $220,000, a full year of interest expense on debt outstanding from the prior year, a 35% interest rate on $435,000 of term loans, and an increase of $323,556 in travel and entertainment expenses incurred due to domestic and international business development and financing activities. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities and travel.

         Rental Income was $0 in Fiscal 2003 as compared to $50,000 in Fiscal 2002. In Fiscal 2002, this income was due to payments that we received based on a sublease of a portion of our corporate headquarters. As of November 1, 2002, we arranged for the sublessee to pay rent directly to the landlord. Accordingly, in Fiscal 2003, there was no rental income and we do not anticipate any rental income in future years.

Ten Months Ended October 31, 2002 (Fiscal 2002) vs. Year Ended December 31, 2001 (Fiscal 2001)

                                  Fiscal 2002        Fiscal 2001    $Change
                                  -----------        -----------    -------
Net Loss                           $890,776           $353,156      $537,620
Net Loss From Operations            940,776            355,161       585,615
Net Revenues                         65,353            358,106      <292,753>
Direct Costs                         52,546            246,580      <193,034>
Operating Expenses                  953,583            467,687       485,896
Other Income                         50,000                  0        50,000

         The increase in Net Loss From Operations in Fiscal 2002 was primarily due to increased operating expenses related to the development, marketing and production of the film Snipes and professional fees and costs related to merger and negotiation of the co-venture with Sony.

         The decrease in Net Revenues in Fiscal 2002 primarily resulted from a $227,742 decrease in Net Revenues from film operations due to a reduction in work on production of music videos for independent projects while our film division focused its resources on the production and editing of the film Snipes, and a reduction in Net Revenues from recording services at our recording studios due to less rentals of studio time experienced in Fiscal 2002. Snipes was not released until February 2003 and substantially all of the revenue from this film was generated in Fiscal 2003.

         The decrease in Direct Costs in Fiscal 2002 was a result of the decreased production fees and costs and related reductions in artist cost and expenses related to the decrease in Fiscal 2002 of music video projects. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The increase in Operating Expenses in Fiscal 2002 was primarily due to an increase of $286,253 in professional fees for legal and accounting expenses related to the share exchange transaction and negotiation of the Sony co-venture, an increase of $99,570 in rent and utilities as a result of our assumption of the lease obligations for the entire corporate headquarters and related facilities in Fiscal 2002, an increase of $87,753 in salary expense in Fiscal 2002, and an increase of $49,583 in consulting expenses related to the share exchange transaction. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities and travel.

         Rental Income recognized in Fiscal 2002 was due to payments that we received based on a sublease of a portion of our corporate headquarters. As of November 1, 2002, we arranged for the sublessee to pay rent to the landlord. Accordingly, in Fiscal 2003, we did not record Rental Income and our Rent Expense decreased proportionately.

Changes in Financial Position, Liquidity and Capital Resources

                                        Fiscal 2003    Fiscal 2002     $Change
                                        -----------    -----------   ----------
Cash Flows From Operating Activities    $<252,411>     $<561,695>    $<309,284>
Cash Flows From Investing Activities       19,234              0        19,234
Cash Flows From Financing Activities      219,493        582,759      <363,266>

         The use of cash from operations in Fiscal 2003 was due primarily to our Net Loss, principally offset by non-cash charges for depreciation and amortization, amortization of film costs of $3,694,162 and an increase in accounts payable and accrued expenses of $1,678,570. The use of cash from operations in Fiscal 2002 was due primarily to our Net Loss and film costs, partially offset by non-cash charges for depreciation and amortization, interest expense and an increase in accounts payable and amounts due to affiliates.

         In Fiscal 2003, cash provided by investing activities represented monies advanced to us by our principal stockholder. In Fiscal 2003, financing activities provided $61,602 from the issuance of demand notes payable by Snipes Production, LLC and $157,891 from additional term loans. To the extent we are unable to complete a significant financing in Fiscal 2004, our survival will depend on these advances and loans, but there is no assurance that we will be able to obtain them.

         At October 31, 2003, we had $14,085 in cash. At January 29, 2004, we had $80,251 in cash. This increase was primarily due to private placement offerings of our securities that generated $400,000 in gross proceeds. We do not believe that the amount of cash which we had on hand at January 29, 2004 is sufficient to fund our operations through January 31, 2005. We have principally relied on equity financing and loans from our principal stockholders, distributions from Charles Street, our co-venture with Sony and third party lenders to fund our operations. During Fiscal 2004, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in negotiations of definitive agreements with two potential sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $7,500,000 in order to meet our anticipated cash requirements through January 31, 2005. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

         We derived a significant portion of our Net Revenues in Fiscal 2003 from the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. Under the terms of the co-venture agreement with Sony, Sony advanced funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Substantially all of the $1,149,584 in Net Revenues which we generated in Fiscal 2003 represented sales of the feature film Snipes. Through October 31, 2003, Sony has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,469,147 and net profits of $908,522, of which our portion is $740,019. Although we may receive additional payments from Charles Street in Fiscal 2004 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

         During Fiscal 2003, we negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony. We may receive net revenues from the television and international licensing rights during Fiscal 2004. However, there can be no assurance that we will generate net revenues from any of these arrangements.

         In November 2002, we entered into a distribution agreement with New Line Television, Inc. for the distribution of the film Snipes via television in the United States, its territories and Canada. Pursuant to the distribution agreement we received an advance in the amount of $400,000 in December, 2002. We recognized $253,986 of revenue from New Line Television, Inc. as of October 31, 2003. Pursuant to the terms of the distribution agreement, New Line Television, Inc. retains all monies received up to $1,000,000 pursuant to its licensing of Snipes. To the extent New Line Television, Inc.'s receipts from the licensing of Snipes exceed $1,000,000, we will receive the net profits after New Line Television, Inc. recoups all of its cost, fees and expenses with interest. Accordingly, there can be no assurance that we will receive additional payments from New Line Television, Inc. under the distribution agreement.

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

         In addition to the financing that we need to implement our business plan, we are presently in default on the following obligations:

         We are presently in technical default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at January 27, 2004 was $134,643. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with its election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our October 31, 2003 Consolidated Balance Sheet.

         In addition, we have accounts payable and accrued expenses in the aggregate amount of $2,800,000 which are presently past due.

         We also have other obligations which mature or may mature in the next twelve months.

         In June 2002, Snipes received a $400,000 loan and issued a promissory note in the principal amount of $400,000 to third party lenders. The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes' ownership interest in the motion picture Snipes. This promissory note matured on December 31, 2002. On September 27, 2002, Snipes received a $25,000 loan and issued a promissory note in the principal amount of $25,000 to a third party lender. This promissory note matured on November 11, 2002. On September 30, 2002, Snipes received a $10,000 loan and issued a promissory note in the principal amount of $10,000 to a third party lender. This promissory note matured on November 14, 2002. On April 11, 2003, Snipes cancelled the $400,000 promissory note, the $25,000 promissory note and the $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrues interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004.

         On March 24, 2003, we received a $12,500 loan and issued a promissory note to 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which accrues interest at the rate of 10% per annum. In June 2003, we received a short term loan in the aggregate principal amount of $67,102 from 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which bears interest at 12% per annum. In July 2003, we received a short term loan in the aggregate principal amount of $17,000 from 1025 Investments, Inc. The obligation is documented by a promissory note payable on demand which bears interest at 12% per annum. In August 2003, we repaid $35,000 of these loans and $61,602 presently remains outstanding.

         We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2003, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $520,009 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $500,775 of these loans and loans in the principal amount of $19,234 remain outstanding.

         Accordingly, approximately $4,535,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months.

         The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, Net Revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments, to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $7,500,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of future film production under the Charles Street co-venture with Sony, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.

         These matters raise substantial doubt about our ability to continue as a going concern. We will need to raise significant additional funding in order to satisfy our existing obligations and to fully implement our business plan. There can be no assurances that such funding will be available on terms acceptable to us or at all. If we are unable to generate sufficient funds, particularly at least $7,500,000, then we may be forced to cease or substantially curtail operations.

         We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.

ITEM 7.       FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2003 and 2002 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 19, 2002, our Board of Directors approved the dismissal of Elliott Davis, LLC, the principal accountants previously engaged to audit our financial statements. The reports provided by Elliott Davis, LLC for US Patriot, Inc. for the fiscal year ended October 31, 2001 and the period from October 2, 2000 (inception) to October 31, 2000 did not include an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended October 31, 2003 and October 31, 2002, and the subsequent period, there were no disagreements with the former independent auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of the former independent auditor, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

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

ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As of October 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

         Changes in Internal Controls
         ----------------------------

         There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of January 31, 2004.

        Name                           Age     Current Position(s) with Company
        ------------------------       ---     ---------------------------------
        Christopher Schwartz           43      Chief Executive Officer, President, Treasurer
                                               and Director

        Richard Murray                 45      President of Ruffnation Films LLC

        Ernest J. Cimadamore           42      Secretary, President of Ruffnation Music, Inc.

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

         A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:

         Christopher Schwartz, Chairman and CEO - Mr. Schwartz was elected as a member of our Board of Directors and was appointed as our Chief Executive Officer in October 2002. Mr. Schwartz began in the music field as a performer and started his experience in the record industry as a promoter of musical talent for clients such as Priority and Island Records. He is credited as one of the first record industry executives to 'crossover' hip-hop to mainstream pop with the artist Schooly D. In 1989, he and his partners formed Ruffhouse Records with a production and distribution deal with Columbia Records, a division of Sony. As CEO of Ruffhouse, he achieved international fame, with multimillion unit album sales, Billboard charting topping acts and success of groups such as Cyprus Hill, Kriss Kross and The Fugees. The Fugees are credited by the Recording Industry Association of America with the biggest selling hip-hop album of all time by a group. He is also credited with discovering and producing the multi-Grammy award winning artist Lauryn Hill. In 1999, Ruffhouse was sold to Sony and Mr. Schwartz formed Ruffworld Entertainment Group. As Founder and CEO of Ruffworld Entertainment, Mr. Schwartz' vision of a multimedia entertainment company developing music and film with musical content was born. Through its recording division, Ruffworld Entertainment established a joint venture record label with Warner Brothers. Its film division recently completed the DVD film, Snipes, starring Nelly, a Grammy award winning hip-hop artist with over 17 million album sales. Mr. Schwartz has developed, produced or discovered artists that have achieved over 100 million unit sales and approximately $1 billion in sales over his career to date. As a leader in the music industry, he has been recognized by Forbes, The Wall Street Journal, The New York Times, CNN, CNBC and industry publications such as Billboard, Vibe, Hits, Rolling Stone, The Hollywood Reporter and The Source.

         Richard Murray, President of Ruffnation Film LLC - Mr. Murray is responsible for overseeing our film operations. Recently Mr. Murray wrote, produced and directed his first feature film, Snipes, which has been released through Ruffnation Films co-venture with Sony. He has over 15 years experience as a director, writer and producer of film related products and services. He has directed and produced over 100 music videos for such star artists as Kriss Kross, Spin Doctors, The Fugees, Arrested Development, Monica, and Jeff Healy. With such a diverse list of credits, he is perhaps the only director who has had a #1 video in four different genres of popular music. During his 15-year career as a music video director, he has earned a reputation for his ability to define the essence of whatever type of music and artist he has worked with. After graduating from Temple University with a B.A. in Communications in 1984, Mr. Murray began his professional career by directing some of the earliest rap videos for hip-hop legends Schooly D and Roxanne Shante.

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

         Prior to October 2, 2002, the date of the Share Exchange Agreement, we do not believe that any of the prior Reporting Persons made filings required by
Section 16(a) of the Securities Exchange Act. In Fiscal 2003, Christopher Schwartz was deficient in filing a Form 4 required by Section 16(a) of the Securities Exchange Act relating to the grant of options to purchase 5,786,707 shares of our common stock pursuant to the terms of his employment agreement with us. In Fiscal 2003, Ernest Cimadamore was deficient in filing a Form 3 required by Section 16(a) of the Securities Exchange Act relating to his receipt of 450,000 shares of our common stock.

         Code of Ethics

         We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. As Christopher Schwartz is our majority stockholder, sole member of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer, we do not believe that a formal written Code of Ethics is necessary to regulate Mr. Schwartz's conduct. However, upon raising additional capital financing necessary to hire additional executive officers we intend to adopt a code of ethics applicable to our executive officers.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or accrued during the fiscal year ended October 31, 2003 ("Fiscal 2003") and the fiscal year ended October 31, 2002 ("Fiscal 2002") to the our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term
                                                                           Annual Compensation      Compensation Awards
                                                                     ---------------------------    -------------------
                                                          Fiscal Year                                              Number of
Name and Principal Position                                  Ended           Salary(1)          Bonus               Options
----------------------------                           ----------------      --------          --------          ----------
Christopher Schwartz                                   October 31, 2003      $302,500          $      0                  0
Chief Executive Officer, President, Treasurer          October 31, 2002      $      0          $      0          5,786,707


Richard Murray                                         October 31,2003        151,250                 0                  0
President of Ruffnation Films LLC                      October 31, 2002      $      0          $      0                  0

Ernest J. Cimadamore                                   October 31, 2003       201,667                 0                  0
President of Ruffnation Music, Inc.                    October 31, 2002      $      0          $      0                  0

--------------
(1) Substantially all amounts represent accrued expenses as of the date of this report.

         Option Grants For the Fiscal Year Ended  October 31, 2003
         ---------------------------------------------------------

         We did not grant any stock options during Fiscal 2003. No options were exercised by any of our executive officers in Fiscal 2003.

         The following table sets forth information concerning year-end option values for Fiscal 2003 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock on October 31, 2003 of $1.01.

                                           Fiscal Year End Option Values

                                                                                Value of Unexercised
                          Number of Unexercised Options                           In-the-Money Options
                              at Fiscal Year End                                   at Fiscal Year End
-------------------------------------------------------------------          ------------------------------------
       Name                      Exercisable          Unexercisable          Exercisable           Unexercisable
---------------------            -----------          -------------          -----------           --------------
Christopher Schwartz             1,575,000(1)           4,211,707                $0                     $0

--------------
(1) Consists of options to purchase 750,000 shares of our common stock at an exercise price of $1.50 per share and options to purchase 825,000 shares of common stock at an exercise price of $1.09 per share.

         Long Term Incentive Plans
         -------------------------

         We currently do not have any long-term incentive plans.

         Compensation of Directors
         -------------------------

         Our director is not compensated for any services provided as a director.

         Employment Agreements
         ---------------------

         On October 9, 2002, we entered into a five-year Employment Agreement with Christopher Schwartz. Pursuant to the terms of the Employment Agreement, Christopher Schwartz is our Chief Executive Officer and shall be a member of our Board of Directors. Mr. Schwartz is entitled to receive an annual base salary of $300,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Schwartz is also entitled to receive options to purchase 5,786,707 shares of our common stock. If we terminate the employment of Mr. Schwartz without cause, due to a long-term disability, or as a result of his death or if Mr. Schwartz terminates his employment for good reason, as such terms are defined in the employment agreement, then his right to exercise his stock options shall be accelerated and all unvested options shall immediately vest. In addition, if we experience a merger, acquisition, sale of our assets or similar transaction in which we are not the surviving corporation, then all unvested options will immediately vest unless such options are assumed by the surviving corporation.

         Repricing of Options
         --------------------

         We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of January 26, 2004, certain information with respect to beneficial ownership of our common stock as of January 26, 2004 by:

o each person known to us to be the beneficial owner of more than 5% of our common stock; o each of our directors; o each of our executive officers; and o all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of January 26, 2004, 26,692,788 shares of our common stock were issued and outstanding.

                                                         Amount and Nature of
Name and Address                                        Beneficial Ownership(1)              Percent of Class
----------------                                        -----------------------              ----------------
Christopher Schwartz (2)(3)                                   19,575,000                              51.9
101 Charles Drive
Bryn Mawr, PA 19019

Ernest Cimadamore (4)                                           450,000                                1.7
101 Charles Drive
Bryn Mawr, PA 19019

Richard Murray (5)                                                 0                                   *
101 Charles Drive
Bryn Mawr, PA 19019

All directors and executive officers as a group               20,025,000                              52.3
(3 people)(3)

----------------
* Less than one percent.
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) Sole Director, Chief Executive Officer and President. Includes the amount held in escrow for Christopher Schwartz by Erskine, Wolfson & Gibbon.

(3) Also includes 10,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series A Convertible Preferred Stock and 1,575,000 shares of common stock which are issuable upon exercise of vested stock options held by Mr. Schwartz.
(4)  President of Ruffnation Music, Inc. (5) President of Ruffnation Films LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2003, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $520,009 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $500,775 of these loans and loans in the principal amount of $19,234 remain outstanding.

         Metropolitan subleases our corporate headquarters located at 101 Charles Drive, Bryn Mawr, Pennsylvania 19010 from an affiliated company owned by Mr. Schwartz. The affiliated company is obligated to pay the landlord rent of $15,000 per month of which Metropolitan pays $10,000 per month.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following Exhibits are filed as part of this report.

 Exhibit
 Number    Description
 ------    -----------
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

   3.3 By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed on December 2, 2002).

   4.1     Specimen Stock Certificate (incorporated by reference to
           Exhibit 4.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   4.2 Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to
           Exhibit 4.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.1 Employment Agreement dated as of October 9, 2002 by and between US Patriot, Inc. and Christopher Schwartz
           (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.2 Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and
           Christopher Schwartz dated as of September 20, 2002
           (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

 Exhibit
 Number    Description
 ------    -----------
   10.3 Loan Agreement by and between TriMedia Entertainment Group, Inc. and Gemini Growth Fund, LP dated as of November 1, 2002 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.4 14% Secured Convertible Promissory Note in the principal amount of $250,000 issued to Gemini Growth Fund, LP dated November 1, 2002 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.5 Subordination Agreement by and among TriMedia Entertainment Group, Inc., Christopher Schwartz, SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan, Continental Southern Resources, Inc. and Gemini Growth Fund, LP dated as of November 1, 2002 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.6 Guaranty by US Patriot, Inc. in favor of Gemini Growth Fund, LP dated as of November 1, 2002 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.7 Security Agreement issued by TriMedia Entertainment Group, Inc. to Gemini Growth Fund, LP dated November 1, 2002 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.8 Warrants to purchase 62,500 shares of common stock issued to Gemini Growth Fund, LP dated November 1, 2002 (incorporated by reference to
           Exhibit 10.8 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.9 Copyright and Royalty Security Agreement dated June 27, 2002 by and between Snipes Productions, LLC and International Travel CD's, Inc. dated June 27, 2002 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.10 Assignment and Release Agreement dated October 5, 2002 between International Travel CD's, Inc., SPH Investments, Inc., Capital Growth Trust, HMA Investments Profit Sharing Plan, Inc. and Continental Southern Resources, Inc. relating to the promissory notes in the aggregate principal amount of $435,000 by Snipes Productions, LLC issued to International Travel CD's, Inc. and the Copyright and Security Agreement (incorporated by reference to Annual Report to
           Exhibit 10.10 to the security holders for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.11 Intercreditor Agreement by and between Christopher Schwartz and each of Capital Growth Trust, SPH Investments, Inc., HMA Investments Profit Sharing Plan and Continental Southern Resources, Inc. dated October 25, 2002 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.12 Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November 14, 2002 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.13 Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November 14, 2002 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.14 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.15 7% Demand Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.16 Security Agreement issued by Ruffnation Films LLC, Snipes Productions LLC and Metropolitan Recording Inc. to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.17 8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

 Exhibit
 Number    Description
 ------    -----------
  10.18 Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit
           10.18 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.19 Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.20 10% Demand Promissory Note in the principal amount of $12,500 issued to 1025 Investments, Inc. dated March 24, 2003 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on June 18, 2003).

  10.21 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated March 27, 2003 (incorporated by reference to
           Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 18,
           2003).

  10.22 35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on June 18, 2003).

  10.23 Warrants to purchase 100,000 shares of common stock issued to Trident Growth Fund, L.P. dated June 13, 2003 (incorporated by reference to
           Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.24 12% Demand Promissory Note in the principal amount of $67,102 issued to 1025 Investments, Inc. dated June 19, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.25 Warrants to purchase 50,000 shares of common stock issued to Aaron Lehmann dated June 20, 2003 (incorporated by reference to Exhibit
           10.3 of the Quarterly Report on Form 10-QSB filed on September 17,
           2003).

  10.26 Warrants to purchase 100,000 shares of common stock issued to Founders Equity Securities, Inc. dated June 20, 2003 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.27 Warrants to purchase 25,000 shares of common stock issued to Daryl Strickling dated July 2, 2003 (incorporated by reference to Exhibit
           10.5 of the Quarterly Report on Form 10-QSB filed on September 17,
           2003).

  10.28 12% Demand Promissory Note in the principal amount of $17,000 issued to 1025 Investments, Inc. dated July 25, 2003 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.29 Distribution Agreement between New Line Television, Inc. and Ruffnation Films LLC dated November 26, 2002 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.30 Amendment to Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of October 2, 2003.

  10.31 35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003 and October 30, 2003.

  10.32 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated September 11, 2003.

     16 Letter on change in certifying accountant from Elliot Davis, LLC (incorporated by reference to Exhibit 16.1 of Current Report on Form 8-K filed November 25, 2002).

     21    Subsidiaries of TriMedia Entertainment Group, Inc.

   31.1 Certification dated February 13, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

 Exhibit
 Number    Description
 ------    -----------
  32.1 Certification dated February13, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         (b) On November 6, 2003 we filed a current Report on Form 8-K reporting that on October 30, 2003, we entered into a letter agreement with third party lenders to amend that certain 35% secured promissory note dated June 27, 2002, as amended through August 11, 2003. The amendment to the secured promissory note extends the maturity date for an additional six months from October 31, 2003 to April 30, 2004. All other terms and conditions of the secured promissory note remain in full force and effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         We completed a share exchange transaction on October 2, 2002. In connection with the share exchange, all of our officers and directors resigned and Christopher Schwartz was elected to our Board of Directors and was appointed our President and Chief Executive Officer. As described in Item 8 of this Annual Report on Form 10-KSB, on November 19, 2002, our new management engaged a new principal accountant to audit our financial statements for Fiscal 2001 and Fiscal 2002. Accordingly, the following information presented for Fiscal 2003 represents services provided by Cogen Sklar, LLP, our present principal accountants and the information presented for Fiscal 2002 represents fees paid for services provided by both Cogen Sklar, LLP and Elliott Davis, LLC, our former principal accountants.

         Audit Fees
         ----------

         During Fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $33,500. During Fiscal 2002, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements for the years ended December 31, 2000 and 2001 and the ten months ended October 31, 2002 was $92,038.

         Audit-Related Fees
         ------------------

         During Fiscal 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements. During Fiscal 2002, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $8,950. These services consisted of consulting fees related to the review of US Patriot, Inc.'s SB-2 registration statement and the sale of US Patriot, Inc. to our present management pursuant to the share exchange transaction.

         Tax Fees
         --------

         During Fiscal 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning. During Fiscal 2002, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $1,250. These services consisted of tax planning for the sale of US Patriot, Inc. to our present management pursuant to the share exchange transaction.

         All Other Fees
         --------------

         During Fiscal 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above. During Fiscal 2002, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         Audit Committee Approval
         ------------------------

         We do not presently have an audit committee. All of the services listed above were approved by Christopher Schwartz, our Chief Executive Officer and sole director.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      OCTOBER 31, 2003 AND OCTOBER 31, 2002

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES










                                 C O N T E N T S
                                 ---------------

INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED BALANCE SHEETS                                                  F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                               F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Trimedia Entertainment Group, Inc.
  and Subsidiaries
Bryn Mawr, Pennsylvania

We have audited the consolidated balance sheets of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2003 and October 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended October 31, 2003 and the ten months ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2003 and October 31, 2002 and the results of their consolidated operations and cash flows for the year ended October 31, 2003 and the ten months ended October 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $3,447,584 at October 31, 2003 and experienced negative cash flow from operations of $252,411 and $561,695 for the year ended October 31, 2003 and the ten months ended October 31, 2002, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
January 23, 2004

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 31, 2003 AND OCTOBER 31, 2002



                                                                               2003                  2002
                                                                            ----------            ----------
     ASSETS
CURRENT ASSETS
  Cash                                                                      $   14,085            $   27,769
  Accounts receivable                                                                -                13,500
  Prepaid expenses                                                              22,287                     -
                                                                            ----------            ----------
                                                                                36,372                41,269

PROPERTY AND EQUIPMENT - Net                                                 1,318,237             1,507,135

FILM COSTS                                                                           -             3,657,037

OTHER ASSETS                                                                       200                   200
                                                                            ----------            ----------

TOTAL ASSETS                                                                $1,354,809            $5,205,641
                                                                            ==========            ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
  Term loans                                                                $  741,164            $  148,273
  Demand note payable                                                           61,602               435,000
  Accounts payable and accrued expenses                                      2,509,150               830,580
  Taxes payable                                                                 17,501                 1,501
  Advance from Sony                                                            135,305                     -
  Due to stockholder                                                            19,234                     -
                                                                            ----------            ----------
                                                                             3,483,956             1,415,354

LOAN PAYABLE - STOCKHOLDER                                                   1,100,000             1,100,000
                                                                            ----------            ----------

TOTAL LIABILITIES                                                            4,583,956             2,515,354
                                                                            ----------            ----------

        STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock subscribed                                                            -                25,000
  Preferred stock, $0.0001 par value; 20,000,000 shares
    authorized; 1,000,000 issued and outstanding                                   100                   100
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 26,124,000 and 25,999,000 shares
    issued and outstanding in 2003 and 2002                                      2,612                 2,599
  Additional paid-in capital                                                 4,809,488             4,117,901
  Accumulated deficit                                                       (8,041,347)           (1,455,313)
                                                                            ----------            ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (3,229,147)            2,690,287
                                                                            ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $1,354,809            $5,205,641
                                                                            ==========            ==========


               The accompanying notes are an integral part of these consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           YEAR ENDED OCTOBER 31, 2003
                      AND TEN MONTHS ENDED OCTOBER 31, 2002



                                                                  2003                  2002
                                                               ----------            ----------
NET REVENUE                                                    $1,102,060            $   65,353


DIRECT COSTS                                                    3,897,664                52,546
                                                               ----------            ----------


GROSS PROFIT (LOSS)                                            (2,795,604)               12,807


OPERATING EXPENSES                                              3,817,350               953,583
                                                               ----------            ----------


LOSS FROM OPERATIONS                                            6,612,954               940,776


OTHER INCOME                                                       26,920                50,000
                                                               ----------            ----------


NET LOSS                                                       $6,586,034            $  890,776
                                                               ==========            ==========


BASIC AND DILUTED LOSS PER SHARE                               $     0.25            $     0.03
                                                               ==========            ==========


WEIGHTED AVERAGE NUMBER OF SHARES                              26,063,584            25,999,000
                                                               ==========            ==========



               The accompanying notes are an integral part of these consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC.AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 2002 TO OCTOBER 31, 2003



                                                            Common
                                                             Stock       Preferred      Common
                                                            Subscribed     Stock         Stock
                                                            ----------   ---------      -------
BALANCE AT JANUARY 1, 2002                                   $     -       $ 100        $ 2,599

Reverse acquisition:
  Conversion of loan payable - stockholder/member                  -           -              -
  Conversion of due to affiliates                                  -           -              -

Accrued interest contributed as capital                            -           -              -

Common stock subscribed                                       25,000           -              -

Net loss for the ten months ended
  October 31, 2002                                                 -           -              -
                                                             -------       -----        -------

BALANCE AT OCTOBER 31, 2002                                  $25,000       $ 100        $ 2,599

Issuance of common stock subscribed                          (25,000)          -              3

Issuance of common stock for services                              -           -             10

Issuance of warrants for services                                  -           -              -

Issuance of warrants for financing fees                            -           -              -

Issuance of warrants for deferred loan costs                       -           -              -

Net loss for the year ended October 31, 2003                       -           -              -
                                                             -------       -----        -------

BALANCE AT OCTOBER 31, 2003                                  $     -       $ 100        $ 2,612
                                                             =======       =====        =======



              The notes are an integral part of these consolidated
                             financial statements.

[STUBBED]

               TRIMEDIA ENTERTAINMENT GROUP, INC.AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 2002 TO OCTOBER 31, 2003



                                                                  Additional
                                                                   Paid-in          Accumulated
                                                                   Capital            Deficit            Total
                                                                  -----------       -----------       -----------
BALANCE AT JANUARY 1, 2002                                         $  584,301       $  (564,537)      $    22,463

Reverse acquisition:
  Conversion of loan payable - stockholder/member                   2,364,168                 -         2,364,168
  Conversion of due to affiliates                                     967,432                 -           967,432

Accrued interest contributed as capital                               202,000                 -           202,000

Common stock subscribed                                                     -                 -            25,000

Net loss for the ten months ended
  October 31, 2002                                                          -          (890,776)         (890,776)
                                                                   ----------       -----------       -----------

BALANCE AT OCTOBER 31, 2002                                        $4,117,901       $(1,455,313)      $ 2,690,287

Issuance of common stock subscribed                                    24,997                 -                 -

Issuance of common stock for services                                 109,990                 -           110,000

Issuance of warrants for services                                     408,600                 -           408,600

Issuance of warrants for financing fees                                84,800                 -            84,800

Issuance of warrants for deferred loan costs                           63,200                 -            63,200

Net loss for the year ended October 31, 2003                                -        (6,586,034)       (6,586,034)
                                                                   ----------       -----------       -----------

BALANCE AT OCTOBER 31, 2003                                        $4,809,488       $(8,041,347)      $(3,229,147)
                                                                   ==========       ===========       ===========


                     The notes are an integral part of these consolidated
                             financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEAR ENDED OCTOBER 31, 2003
                      AND TEN MONTHS ENDED OCTOBER 31, 2002



                                                                                     2003                  2002
                                                                                  -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(6,586,034)           $(890,776)
    Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities
    Warrants issued for services                                                      408,600                    -
    Warrants issued for financing fees                                                 84,800                    -
    Stock issued for expenses                                                         110,000                    -
    Amortization of deferred loan costs                                                63,200                    -
    Amortization of film costs                                                      3,694,162                    -
    Depreciation and amortization                                                     188,898              157,414
    Interest expense                                                                        -               62,000
    (Increase) decrease in assets
      Accounts receivable                                                              13,500               21,274
      Prepaid expenses                                                                (22,287)                   -
      Film costs                                                                      (37,125)            (652,135)
    Increase in liabilities
      Accounts payable and accrued expenses                                         1,678,570              581,338
      Taxes payable                                                                    16,000                    -
      Advances from Sony                                                              135,305                    -
      Due to affiliates                                                                     -              159,190
                                                                                  -----------            ---------

    Net cash provided by (used in) operating activities                              (252,411)            (561,695)
                                                                                  -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to stockholder                                                                   19,234                    -
                                                                                  -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscription receivable                                                     -               25,000
  Net borrowings on loan payable, stockholder                                               -              132,981
  Net borrowings (payments) on term loans                                             157,891              (10,222)
  Net borrowings on loan payable                                                            -                    -
  Net proceeds (repayments) from demand note payable                                   61,602              435,000
                                                                                  -----------            ---------

  Net cash provided by financing activities                                           219,493              582,759
                                                                                  -----------            ---------

NET INCREASE (DECREASE) IN CASH                                                       (13,684)              21,064

CASH - BEGINNING OF YEAR                                                               27,769                6,705
                                                                                  -----------            ---------

CASH - END OF YEAR                                                                $    14,085            $  27,769
                                                                                  ===========            =========



               The accompanying notes are an integral part of these consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           YEAR ENDED OCTOBER 31, 2003
                      AND TEN MONTHS ENDED OCTOBER 31, 2002



                                                              2003                   2002
                                                             --------              ---------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
    Interest                                                 $ 81,130              $   57,663
                                                             ========              ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES


Capitalized Interest Cost
    Film costs                                               $      -              $  140,000
                                                             ========              ==========
    Additional paid-in capital                               $      -              $  140,000
                                                             ========              ==========


Conversion of loan payable stockholder/member
  to additional paid-in capital                              $      -              $2,364,168
                                                             ========              ==========

Conversion of due to affiliates to
  additional paid-in capital                                 $      -              $  967,432
                                                             ========              ==========

Warrants issued for deferred loan costs                      $ 63,200              $        -
                                                             ========              ==========
Demand notes converted to term notes                         $435,000              $        -
                                                             ========              ==========
Issuance of common stock subscribed                          $ 25,000              $        -
                                                             ========              ==========



               The accompanying notes are an integral part of these consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Trimedia Entertainment Group, Inc. ("Trimedia") and its wholly-owned subsidiaries, Metropolitan Recording Inc. ("Metropolitan") and TME Entertainment Film- und Musik- Producktions and -Verwertungs- Gesellschaft m.b.H. ("TME") (together "the Company") operate a state of the art recording studio for film, video, audio and television productions and operate independent film production companies.

Basis of Presentation
The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC and Ruffnation Films LLC. These companies were associated through common ownership during the year ended October 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan Recording Inc. acquired all of the interest of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under
Section 351 of the Internal Revenue code of 1986, as amended. On October 2, 2002, Trimedia, a public company, acquired 100% of the outstanding common stock of Metropolitan Recording Inc. which was accounted for as a reverse acquisition. In July 2003, the Company formed TME, a wholly owned foreign production company.

Comprehensive Income
The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and accounts payable. The carrying values of cash and accounts payable approximate fair value because of their short maturities.

The carrying value of the term loans, demand note payable and loan payable-stockholder approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At October 31, 2003 there were no balances in excess of insurable amounts.

Accounts Receivable
The Company, in the normal course of business, extends credit to their customers. The Company uses the allowance method for uncollectible accounts. Management believes that accounts receivable for all periods presented are fully collectible, therefore, no allowance for doubtful accounts was recorded.

Film Costs
Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience; therefore, actual results could differ from this estimate. Amortization of the film costs associated with the film "Snipes" commenced upon distribution of the DVD in February 2003. The film costs were fully amortized during 2003, resulting in $3,694,162 of amortization expense. Since the distribution of the movie did not occur until 2003, there was no amortization of film costs in 2002.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Depreciation
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Income Taxes
The Company follows SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Prior to October 2, 2002 Metropolitan Recording Inc. was a corporation taxed under the provisions of Subchapter "S" of the Internal Revenue Code. Ruffnation Films LLC and Snipes Productions, LLC are limited liability companies and were taxed as partnerships under provisions of the Internal Revenue Code. Under these provisions, the companies do not pay federal and state income taxes on its taxable income. Instead, the stockholders/members are liable for individual federal and state income taxes on their respective shares/interest of the companies' taxable income or have included their respective shares/interest of the companies' net operating loss in their individual income tax returns. Commencing on October 2, 2002 the companies are taxed as corporations.

Loss Per Share
The Company follows SFAS 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings (loss) per share. The loss per share calculations include the change in capital structure for all periods presented. 1,000,000 shares of Series A Convertible Preferred Stock, convertible into 10,000,000 shares of common stock, were outstanding at October 31, 2003 but were not included in the computation of diluted loss per share because to do so would be antidilutive.

Cost of Start-Up Activities
In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), the costs of start-up activities and organization costs are expensed as incurred.

Revenue Recognition and Accounting for Exploitation Costs
The Company's policy for revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs is in accordance with the AICPA Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Recoverability of Long Lived Assets
Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of Statement 144 did not have a material effect on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements
In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company hasl adopted the disclosure requirements of SFAS 148 for the 2003 fiscal year. Adoption of this statement has affected the location of the Company's disclosure in the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the company will assess the impact to its financial statements.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.


NOTE 2 - SHARE EXCHANGE

On October 2, 2002, Trimedia, a public company with 17,999,000 common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Metropolitan from Christopher Schwartz. Christopher Schwartz received stock of Trimedia in exchange for the common stock of Metropolitan. The acquisition resulted in Christopher Schwartz having voting control of Trimedia and becoming chief executive officer and president of Trimedia pursuant to an employment agreement. Therefore, Christopher Schwartz has effective control of the combined entity.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Metropolitan for the net monetary assets of Trimedia, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Trimedia, are those of the legal acquiree, Metropolitan, which are considered to be the accounting acquirer.

The Company has adopted the fiscal year end of the legal acquirer, which is October 31st.

It is the intention of the parties that the share exchange described above will be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

Accordingly, the consolidated financial statements of Trimedia as of October 31, 2002 and for the ten months then ended, are the historical financial statements of Metropolitan for the same period adjusted for the following transactions contained in the share exchange agreement executed at consummation of the acquisition. The basic structure and terms of the acquisition, together with the applicable accounting effects, were as follows:

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 2 - SHARE EXCHANGE (Continued)

      o Trimedia acquired all of the outstanding shares of common stock of Metropolitan from Christopher Schwartz in exchange for (a) 8,000,000 shares of common stock, $.0001 per value per share, of Trimedia and
          (b) 1,000,000 shares of Series A Convertible Preferred Stock, $.0001 par value per share, of Trimedia; each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock at the option of the holder and is entitled to 10 votes in all matters submitted to a vote by shareholders. The common stock and Series A Convertible Preferred Stock exchanged, in addition to the existing Trimedia shares outstanding, collectively resulted in the recapitalization of Trimedia. Earnings per share calculations include Trimedia's change in capital structure for all periods presented.

      o Loans payable, including accrued interest, to Christopher Schwartz and controlled companies in the amount of $3,331,600 were discharged and reflected as contributed capital.

Prior to the closing of the share exchange agreement, all of the assets totaling approximately $181,000 less all of the liabilities totaling approximately $161,000 relating to the former business of Trimedia was conveyed to an entity owned by the former officers and director of Trimedia.


NOTE 3 - MANAGEMENT PLANS

Since its inception, the Company has incurred significant losses and, as of October 31, 2003 had accumulated losses of $8,041,347. For the year ended October 31, 2003 and ten months ended October 31, 2002, the Company's net losses were $6,586,034 and $890,776. In addition, the Company had negative working capital of $3,447,584 at October 31, 2003 and experienced negative cash flow from operations of $252,411 and $561,695 for the year ended October 31, 2003 and ten months ended October 31, 2002. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and raise additional capital in equity markets. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future.

The Company has no firm commitments for funding its operations. The Company has historically relied principally on equity financing and loans from its principal stockholder and third parties to meet its cash requirements. The Company intends to raise additional capital from the sale of its securities. However, there can be no assurances that the company will be successful in raising sufficient capital to have a material positive effect of the company's operations and cash flow.

The Company has outstanding debt in the aggregate principal amount of approximately $1,903,000 as of October 31, 2003. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $803,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the film "Snipes". During Fiscal 2004, the Company anticipates continuing to pursue all possible funding scenarios that will finance the Company's business operations, including but not limited to: the private placement of the Company's securities, international and domestic joint ventures for the development and production of entertainment content, licensing of products for distribution and exploitation in global markets; subsidies for financing of film productions in various markets, debt financing, merger with a foreign listed company, structured partnerships on a project basis and tax based financing in jurisdictions that provide incentives for business development. In January 2004, the Company received approximately $400,000 from private placement of the Company's securities. Each of these possible funding scenarios outlined in this paragraph are subject to change and cannot be predicted with certainty. There can be no assurance that our planned business operations will obtain the financing required or achieve favorable results.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 3 - MANAGEMENT PLANS (Continued)

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company's products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required during fiscal 2004 to meet expected negative operating cash flows.


NOTE 4 - PROPERTY AND EQUIPMENT

Property, equipment and estimated useful lives consist of the following:


                                                             YEARS              2003            2002
                                                            ------           ----------      ----------
Studio equipment                                             5 - 7           $1,162,053      $1,162,053
Office furniture                                                 7               12,270          12,270
Studio improvements                                             39              756,700         756,700
                                                                             ----------      ----------
                                                                              1,931,023       1,931,023
Less:  Accumulated depreciation                                                 612,786         423,888
                                                                             ----------      ----------

                                                                             $1,318,237      $1,507,135
                                                                             ==========      ==========


Related depreciation and amortization expenses were $188,898 and $157,414 for the year ended October 31, 2003 and the ten months ended October 31, 2002.


NOTE 5 - TERM LOANS

In August 2001, Metropolitan entered into a term loan with a bank in the amount of $162,000. The term loan matures in august 2006. The loan is payable in monthly installments of $1,965, including interest at 8%, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz, the Company's chief Executive Officer. The loan agreement allows for prepayment of the loan in full without penalty. The loan agreement has a provision that states any change of ownership of 25% or more of the common stock of Metropolitan without the waiver and consent of the bank is an event of default. The share exchange agreement entered into on October 2, 2002 resulted in a change of ownership of greater than 25% of the common stock of Metropolitan, without the prior written consent of the lender, and therefore Metropolitan is in technical default of this loan agreement.

Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance plus accrued interest and hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank regarding the change of ownership that resulted from the share exchange the total outstanding amount of this note is reflected as a current liability. At October 31, 2003 and 2002, the total outstanding balance of the term loan was $137,376 and $148,237.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 5 - TERM LOANS (Continued)

On November 1, 2002, the Company borrowed $250,000 from Trident Growth Fund, LP (f/k/a Gemini Growth Fund, L.P.) ("Trident") pursuant to a loan agreement. The loan bears interest at 14% per annum, payable in monthly installments commencing November 30, 2002. The note matured on November 30, 2003 and is secured by a lien on the film "Snipes." The note is convertible, at the holder's option, into common stock at a conversion price of $1 per share. As of July 31, 2003, the company did not meet certain financial loan covenants and was therefore in technical default of the loan agreement. On September 11, 2003 Trident waived the Company's compliance with the financial loan covenants through October 31, 2003. At October 31, 2003, the total outstanding balance of the term loan was $168,788. In January 2004, Trident converted the note into 168,788 shares of the Company's common stock at a conversion price of $1 per share and paid all accrued interest on the principal balance of this loan.

In June 2002, the Company entered into a loan agreement with a corporation pursuant to which the Company borrowed $400,000. Principal and accrued interest, at a rate of 24% per annum, was payable on demand or the date ten calendar days after the date on which the Company conducts a closing of at least $5,000,000 in a private placement offering. The note was secured by a lien interest in the film "Snipes." During September 2002, the Company entered into another loan agreement with the same corporation in which the Company borrowed $35,000. Principal and accrued interest, at a rate of 10% per annum, was payable upon demand. The note was unsecured.

In April 2003, the Company consolidated these two loans into one promissory note for $435,000, with principal and accrued interest, at a rate of 35% per annum, due in full on October 31, 2003. This note is secured by a second lien security interest in the film "Snipes." On October 30, 2003, pursuant to a letter agreement, the parties amended the promissory note to extend the maturity date to April 30, 2004.


NOTE 6 - DEMAND NOTES PAYABLE

In February 2003, Trimedia borrowed $12,500 from a third party lender, with principal and interest, at 10% per annum, due on demand.

In June 2003, Trimedia borrowed $67,102 from a third party lender, with principal and interest, at 12% per annum, due on demand.

In July 2003, Trimedia borrowed $17,000 from a third party lender, with principal and interest, at 12% per annum, due on demand.

In August 2003, the Company repaid $35,000 of the demand note payable.


NOTE 7 - DUE TO STOCKHOLDER

Due to stockholders represents loans to the Company from its stockholder that are due and payable on demand.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 8 - LOAN PAYABLE - STOCKHOLDER

Loan payable - stockholder is an unsecured demand note payable to Christopher Schwartz accruing interest at 7% per annum. Interest expense, associated with this note for the year ended October 31, 2003 and for the ten months ended October 31, 2002 was $57,750 and $-0-. In addition, $19,250 and $38,500 of interest was capitalized as part of films costs for the year ended October 31, 2003 and the ten months ended October 31, 2002. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.


NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock
On October 17, 2002, the Company received $25,000 proceeds from a stock subscription for 25,000 shares of common stock. The shares were issued in July 2003.

In June 2003, the Company issued to Trident 100,000 shares of its common stock in exchange for a waiver of the requirement under the loan agreement to register the resale of the shares of common stock issuable upon conversion of the note or exercise of warrants within 180 days of the loan agreement through October 31, 2002. Upon issuance of the 100,000 shares of common stock, the Company recognized expense of $110,000.

Options
Pursuant to the terms of his Employment Agreement (Note 12), Christopher Schwartz received options to purchase 5,786,707 shares of the Companies' common stock. The exercise price per share of these options is calculated based on the closing price of our common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:

  o 750,000 shares vested upon the commencement of Christopher Schwartz' employment on October 9, 2002 at an exercise price of $1.50 per share;
  o 825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;
  o  907,500 shares on October 9, 2004;
  o  998,250 shares on October 9, 2005;
  o  1,098,075 shares on October 9, 2006; and
  o  1,207,882 shares on October 9, 2007

In order to exercise the options, Christopher Schwartz must be employed by the Company on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz.

The Companies applies ABP Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the year ended October 31, 2003 and ten months ended October 31, 2002. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 5.27% for 2003 and 4.7% for 2002.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Options (Continued)

                                                         2003             2002
                                                      ----------       ----------
         Net loss                  As reported        $6,586,034       $  890,776
                                   Pro forma          $7,345,034       $1,834,776

         Net loss per share        As reported        $     0.25       $     0.03
                                   Pro forma          $     0.28       $     0.07


Warrants
As described in Note 4 above, on November 1, 2002, the Company entered into a loan agreement pursuant to which it borrowed $250,000 from Trident. In connection with this loan, the Company issued to Trident a secured convertible promissory note in the principal amount of $250,000, bearing interest at 14% per annum, and a warrant to purchase 62,500 shares of their common stock pursuant to
Section 4(2) of the Securities Act.

The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the Company's assets. The note matures on November 30, 2003; however, the Company has the option to redeem the principal amount of the note at no premium at any time prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest thereon into shares of the Company's common stock at a conversion price of $1.00 per share. The warrants expire on October 30, 2007, and have an exercise price of $1.50 per share, subject to antidilution and price adjustments pursuant to the agreements. The Company paid loan commitment and origination fees of 1% ($2,500) and 4% ($10,000), respectively. Interest is payable in cash unless Trident elects to have the interest paid in shares of the Company's common stock. As described in the loan covenants, the Company is required to comply with various financial and other covenants. Trident may deem any failure to comply with such covenants to be a default on the loan. Under the terms of the loan agreement, the Company is required to register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, at the option of Trident, the Company is subject to a penalty of .1% shares of the Company's common stock then outstanding computed on a fully diluted basis per day until the shares are registered. In accordance with the fair value method as described in the accounting requirements of the Statement of Financial Accounting Standards ("SFAS") No. 123, the Company recognized deferred loan costs of $63,200 as the value of the warrant.

Additionally, during Fiscal 2003, the Company issued various Stock Purchase Warrants to purchase a total of 695,000 shares of its common stock at exercise prices of $1.13 to $1.50 per share pursuant to Section 4(2) of the Securities Act in exchange for consulting services and financing expenses. The Stock Purchase Warrants are exercisable through 2008 and the holders are entitled to piggyback registration rights. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized expenses of $493,400 in connection with the issuance of these Stock Purchase Warrants.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)

A summary of the warrants issued by the Company are as follows:

                                             Number of        Option Price Per       Weighted Average
                                              Shares            Share Range           Exercise Price
                                             ---------        ----------------       ----------------
   WARRANTS OUTSTANDING AT
    OCTOBER 31, 2002                                 -                     -                  -

   WARRANTS GRANTED                            757,500        $1.13 TO $1.50              $1.33
                                               -------        --------------              -----
   WARRANTS OUTSTANDING AT
    OCTOBER 31, 2003                           757,500        $1.13 TO $1.50              $1.33
                                               =======        ==============              =====




The warrants that are exercisable at October 31, 2003 are summarized as follows:

                                        Weighted
                                         Average           Number of Warrants
                                        Remaining              Currently             Weighted Average
             Warrant Price           Contractual Life         Exercisable            Exercise Price
             --------------          ----------------      -------------------      ----------------
             $1.13 to $1.50             3.76 YEARS             757,500                  $1.33


There were no warrants issued during the ten months ended October 31, 2002.


NOTE 10 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. Previous to October 2, 2002, the Company was not subject to corporation taxes, rather the tax consequences were the responsibility of the individual stockholder, resulting in a permanent difference. The reconciliation of the statutory federal rate to the Company's historical income tax expense (benefit) is as follows:

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002


NOTE 10 - INCOME TAXES (Continued)

                                                         Year Ended              Ten Months Ended
                                                      October 31, 2003           October 31, 2002
                                                      ----------------           ----------------
          Income tax benefit at
            U.S. federal income tax rate                $(2,239,000)                $(306,700)
          Losses attributable directly
            to stockholders                                       -                   279,200
          Valuation allowance                             2,239,000                    27,500
                                                        -----------                 ---------
          Income tax benefit                            $         -                 $       -
                                                        ===========                 =========
          Income tax benefit consists
            of the following:
          Current tax benefit
          Federal                                       $         -                 $       -
          State                                                   -                         -
                                                        -----------                 ---------
                                                        $         -                 $       -
                                                        -----------                 ---------
          Deferred tax benefit
            Federal                                     $ 2,266,000                 $  27,500
            State                                                 -                         -
            Valuation allowance                          (2,266,000)                  (27,500)
                                                        -----------                 ---------
                                                                  -                         -
                                                        -----------                 ---------
                                                        $         -                 $       -
                                                        ===========                 =========


The components of the deferred assets (liabilities) are as follows:

                                           2003                  2002
                                        -----------            --------

          Net operating loss             $2,266,000            $ 27,500
          Valuation allowance            (2,266,000)            (27,500)
                                         ----------            --------

                                         $        -            $      -
                                         ==========            ========

At October 31, 2003, the Company had a net operating loss of approximately $6,666,000 which if not used will expire in 2023.


NOTE 11 - LEASE COMMITMENTS

The Company leases its office and studio space from an affiliated company, that is commonly-controlled, for $15,000 per month, under a lease agreement. The affiliated company's lease expires on March 31, 2004 and contains two five-year options, with annual increases of 3% during the first option period and 4% during the second option period. Rent expense for the year ended October 31, 2003 and the ten months ended October 31, 2003 amounted to approximately $180,000 and $150,000.

During 2002, the Company subleased a portion of its office space to an unrelated company generating rental income of approximately $50,000 for the ten months ended October 31, 2002.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 12 - EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Christopher Schwartz, the chairman and chief executive officer, which provides for an annual base salary of $300,000, with annual increases of at least 10%, for a period of five years. In addition, Mr. Schwartz received option grants described in Note 9. The Company also may enter into employment agreements with certain other key employees.


NOTE 13- BUSINESS SEGMENTS

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

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:


            For The Year Ended                 Recording             Film
               October 31, 2003                  Studio           Production             Total
        -----------------------------         ------------        -----------          ----------
        Net sales                               $   41,026        $1,061,034           $1,102,060
        Loss from operations                       216,437         6,396,517            6,612,954
        Total assets                             1,312,065            42,744            1,354,809
        Depreciation and amortization              182,409             6,489              188,898
        Capital expenditures                    $        -        $        -           $        -

            For The Ten Months Ended
                October 31, 2002
        -----------------------------

        Net sales                               $   55,353        $   10,000           $   65,353
        Loss from operations                       575,861           326,129              940,776
        Total assets                             1,492,322         3,702,105            5,205,641
        Depreciation and amortization              152,004             5,410              157,414
        Capital expenditures                    $        -        $        -           $        -


NOTE 14 - JOINT VENTURE

The Company entered into a 50/50 joint venture agreement as of September 20, 2002 with Sony Music, a group of Sony Music Entertainment Inc. ("Sony") to form Charles Street, a Delaware limited liability company. Charles Street is comprised of two separate but interrelated business operations: Film venture and label venture.

Under the terms of the joint venture agreement, the Company will fund the creation, production and marketing of ten films and Sony, on behalf of the joint venture, will have the exclusive worldwide right to manufacture, market and distribute DVD's of the film intended for home use. The motion picture entitled "Snipes" is considered the first film under the film venture.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE 14 - JOINT VENTURE (Continued)

The label venture requires the Company to refer recording artists to the joint venture and gives Sony the exclusive worldwide right, on behalf of the label venture, to manufacture, market and distribute records embodying the musical performances of artists approved by Sony.

In exchange for providing distribution services for the film and label ventures, Sony will receive a distribution fee based on a percentage of the net billings of the ventures, as defined in the agreement.


NOTE 15 - SUBSEQUENT EVENTS

On November 3, 2003 the Board of Directors of the Company authorized the Company to offer for sale up to 15,000,000 shares of its common stock pursuant to a private placement offering.

In January 2004, the Company sold 400,000 shares of its common stock as part of a private placement offering for $1 per share.

On January 20, 2004 the Company formed two Delaware Corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc. in anticipation of potential future Financing transactions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date: February 13, 2004
                                            TriMedia Entertainment Group, Inc.


                                            By: /s/  Christopher Schwartz
                                                --------------------------------
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer)