Form 10QSB
period 2004-01-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2004-03-16
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Quarter ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No. 000-49865

                       TriMedia Entertainment Group, Inc.
--------------------------------------------------------------------------------
                         (Name of Small Business Issuer)

                      Delaware                                                        14-1854107
------------------------------------------------------            ----------------------------------------------------
  (State or other jurisdiction of Incorporation or                         (IRS Employer Identification No.)
                    Organization)

                  101 Charles Drive
               Bryn Mawr, Pennsylvania                                                   19010
------------------------------------------------------            ----------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)

                                 (610) 520-3050
            ---------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

There were 26,792,788 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at March 10, 2003.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                      INDEX


                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at January 31, 2004 (unaudited) and October 31,
                  2003 (audited)...............................................................       1

                  Consolidated Statements of Operations for the Three Months Ended January 31,
                  2004 and January 31, 2003 (unaudited).......................................        2

                  Consolidated Statements of Cash Flows for the Three Months Ended January 31,
                  2004 and January 31, 2003 (unaudited).......................................        3

                  Notes to Consolidated Financial Statements...................................       4

         Item 2.  Management's Discussion and Analysis.........................................       7

         Item 3.  Controls and Procedures......................................................      13

Part II. Other Information

         Item 1.  Legal Proceedings............................................................      14

         Item 2.  Changes in Securities and Use of Proceeds....................................      14

         Item 3.  Defaults Upon Senior Securities..............................................      14

         Item 6.  Exhibits and Reports on Form 8-K.............................................      14



                                      (i)

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TRIMEDIA ENTERTAINMENT GROUP, INC.
                                               AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                    JANUARY 31, 2004 AND OCTOBER 31, 2003

                                                                              January 31,        October 31,
                                                                                  2004              2003
                                                                              -----------        -----------
                                                                              (Unaudited)         (Audited)
                            ASSETS

CURRENT ASSETS
Cash                                                                          $    28,395        $    14,085
Prepaid expenses                                                                    7,124             22,287
                                                                              -----------        -----------
                                                                                   35,519             36,372

PROPERTY AND EQUIPMENT - Net                                                    1,269,533          1,318,237

FILM COSTS                                                                         27,662                  -

OTHER ASSETS                                                                          200                200
                                                                              -----------        -----------

TOTAL ASSETS                                                                  $ 1,332,914        $ 1,354,809
                                                                              ===========        ===========

       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Term loans                                                                    $   567,304        $   741,164
Demand note payable                                                                61,602             61,602
Accounts payable and accrued expenses                                           2,709,695          2,509,150
Taxes payable                                                                      17,501             17,501
Advance from Sony                                                                  74,397            135,305
Due to stockholder                                                                 21,303             19,234
Deferred revenue                                                                    3,500                  -
                                                                              -----------        -----------
                                                                                3,455,302          3,483,956

LOAN PAYABLE - STOCKHOLDER                                                      1,100,000          1,100,000
                                                                              -----------        -----------

TOTAL LIABILITIES                                                               4,555,302          4,583,956
                                                                              -----------        -----------

         STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares
 authorized; 1,000,000 issued and outstanding                                         100                100
Common stock, $0.0001 par value; 100,000,000 shares
 authorized; 26,792,787 and 26,124,000 shares
 issued and outstanding in 2004 and 2003                                            2,679              2,612
Additional paid-in capital                                                      5,478,208          4,809,488
Accumulated deficit                                                            (8,703,375)        (8,041,347)
                                                                              -----------        -----------


TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (3,222,388)        (3,229,147)
                                                                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 1,332,914        $ 1,354,809
                                                                              ===========        ===========



          See accompanying notes to consolidated financial statements.

                                      TRIMEDIA ENTERTAINMENT GROUP, INC.
                                               AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                                 (UNAUDITED)

                                                                                2004                2003
                                                                             -----------         -----------
NET REVENUE                                                                  $   149,720         $    28,225


DIRECT COSTS                                                                       3,561              26,808
                                                                             -----------         -----------


GROSS PROFIT                                                                     146,159               1,417


OPERATING EXPENSES                                                               811,587             877,449
                                                                             -----------         -----------


LOSS FROM OPERATIONS                                                             665,428             876,032


OTHER INCOME                                                                       3,400               1,086
                                                                             -----------         -----------


NET LOSS                                                                     $   662,028         $   874,946
                                                                             ===========         ===========


BASIC AND DILUTED LOSS PER SHARE                                             $      0.03         $      0.03
                                                                             ===========         ===========


WEIGHTED AVERAGE NUMBER OF SHARES                                             26,252,132          25,999,000
                                                                             ===========         ===========





          See accompanying notes to consolidated financial statements.

                                    TRIMEDIA ENTERTAINMENT GROUP, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                               (UNAUDITED)

                                                                               2004              2003
                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                    $(662,028)        $(874,946)
 Adjustment to reconcile net loss to net cash
  used in operating activities
   Warrants issued for consulting services                                           -           157,600
   Amortization of deferred loan costs                                               -            15,800
   Depreciation and amortization                                                48,704            47,223
   (Increase) decrease in assets
     Accounts receivable                                                             -             9,712
     Film costs                                                                (27,662)          (37,125)
     Prepaid expenses                                                           15,163           (13,125)
   Increase (decrease) in liabilities
     Accounts payable and accrued expenses                                     200,545           377,565
     Advance from Sony                                                         (60,908)                -
     Deferred revenue                                                            3,500                 -
                                                                             ---------         ---------

Net cash used in operating activities                                         (482,686)         (317,296)
                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due to stockholder                                                              2,069                 -
                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on loan payable, stockholder                                         -            21,820
 Net borrowings (payments) on term loans                                        (5,073)          272,085
 Net proceeds from sale of stock                                               500,000                 -
                                                                             ---------         ---------

 Net cash provided by financing activities                                     494,927           293,905
                                                                             ---------         ---------

NET INCREASE (DECREASE) IN CASH                                                 14,310           (23,391)

CASH - BEGINNING OF YEAR                                                        14,085            27,769
                                                                             ---------         ---------

CASH - END OF YEAR                                                           $  28,395         $   4,378
                                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
  Interest                                                                   $  35,962         $   9,128
                                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
    Warrants issued for deferred loan costs                                  $       -         $  63,200
                                                                             =========         =========

    Conversion of term loan to common stock                                  $ 168,787         $       -
                                                                             =========         =========



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiaries (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2003 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on February 13, 2004 (the "2003 Annual Report".) Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2003 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended January 31, 2004 may not necessarily be indicative of the operating results expected for the full year.

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC and Ruffnation Films LLC. These companies were associated through common ownership during the year ended October 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan Recording Inc. acquired all of the interest of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under
Section 351 of the Internal Revenue Code of 1986, as amended. On October 2, 2002, Trimedia, a public company, acquired 100% of the outstanding common stock of Metropolitan Recording, Inc., which was accounted for as a reverse acquisition. Ruffnation Music is a wholly owned company that operates the record division of the company. In July 2003, the Company formed TME, a wholly owned foreign production company. In January 2004 the Company formed two Delaware corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc., in anticipation of potential future financing transactions. As of January 31, 2004, TME, Trimedia Film Group, Inc. and TM Film Distribution, Inc. were inactive corporations. All material inter-company transactions have been eliminated in consolidation.

Loss Per Share
--------------
The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months ended January 31, 2004 and 2003, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of January 31, 2004 had accumulated losses of $8,703,375. For the three months ended January 31, 2004, the Company's net loss was $662,028. In addition, the Company had negative working capital of $3,419,783 at January 31, 2004 and experienced negative cash flow from operations of $482,685 for the three months ended January 31, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (UNAUDITED)




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

The Company has outstanding debt in the aggregate principal amount of approximately $1,729,000 as of January 31, 2004. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $629,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the film "Snipes." During Fiscal 2004, the Company anticipates continuing to pursue all possible funding scenarios that will finance the Company's business operations, including but not limited to: the private placement of the Company's securities, international and domestic joint ventures for the development and production of entertainment content, licensing of products for distribution and exploitation in global markets; subsidies for financing of film productions in various markets, debt financing, merger with a foreign listed company, structured partnerships on a project basis and tax based financing in jurisdictions that provide incentives for business development. In February 2004, the Company received approximately $190,000 from a private placement of the Company's securities. Each of these possible funding scenarios outlined in this paragraph are subject to change and cannot be predicted with certainty. There can be no assurance that our planned business operations will obtain the financing required or achieve favorable results.

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


NOTE 3 - LOAN PAYABLE - STOCKHOLDER

Loan payable - stockholder is an unsecured demand note payable to Christopher Schwartz accruing interest at 7% per annum. Interest expense associated with this note for the three months ended January 31, 2004 and 2003 was $19,250 and $-0-. In addition, $-0- and $19,250 of interest was capitalized as part of films costs for the three months ended January 31, 2004 and 2003. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.


NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock
------------
During the three months ended January 31, 2004 the Company sold 500,000 shares of its common stock and received net proceeds of $500,000.

In addition, the holder of a $168,787 convertible note submitted the note for conversion at $1 per share into 168,787 shares of the Company's common stock. Accrued interest on this convertible note totaling $11,321 was paid in full on January 23, 2004.

Options and Warrants
--------------------
There were no options or warrants issued during the three months ended January 31, 2004.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (UNAUDITED)





NOTE 5 - BUSINESS SEGMENTS

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

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

                                       Recording         Film        Segment                    Consolidated
                                        Studio        Production      Total         Corporate      Total
                                      ----------      ----------    ----------      ---------    ----------
        Three Months Ended
         January 31, 2004
-----------------------------------

Net sales                             $    6,100      $  143,620    $  149,720      $       -    $  149,720
Income (loss) from operations            (47,931)         69,872        21,941       (687,369)     (665,428)
Total assets                           1,210,507          28,574     1,239,081         93,833     1,332,914
Depreciation and amortization             47,081           1,623        48,704              -        48,704
Capital expenditures                  $        -      $        -    $        -      $       -    $        -

        Three Months Ended
         January 31, 2003
-----------------------------------

Net sales                             $   17,200      $   11,025    $   28,225      $       -    $   28,225
Loss from operations                      62,518          15,242        77,760        798,272       876,032
Total assets                           1,447,784       3,710,810     5,158,594         64,370     5,222,964
Depreciation and amortization             45,601           1,623        47,224              -        47,223
Capital expenditures                  $        -      $        -    $        -      $       -    $        -

                                                                        January 31,
                                                                    ---------------------
              Reconciliations                                         2004        2003
--------------------------------------                              ---------   ---------
Total segment operating income (loss)                               $  21,941   $ (77,760)
Corporate overhead expenses                                          (687,369)   (798,272)
Other income                                                            3,400       1,086
                                                                    ---------   ---------

Total consolidated net loss                                         $(662,028)  $(874,946)
                                                                    =========   =========

NOTE 6 - SUBSEQUENT EVENT

In February 2004, the Company sold 190,000 shares of its common stock for net proceeds of $190,000.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on February 13, 2004. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

         We presently do not have sufficient cash to implement our business plan. We have experienced a lack of liquidity throughout Fiscal 2003 and in the first quarter of Fiscal 2004, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $7,500,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2004, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2004.

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

         Revenue Recognition
         -------------------

         We recognize revenue from the sale or licensing of films and nonrefundable minimum guarantees from customers upon meeting all recognition requirements of Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films." According to SOP 00-2, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met.

            o Persuasive evidence of a sale or licensing arrangement with a customer exists.

            o The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

            o The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

            o  The arrangement fee is fixed or determinable.

            o  Collection of the arrangement fee is reasonably assured.

         If we do not meet any one of the preceding conditions, then we will defer recognizing revenue until all of the conditions are met.

         Capitalized Film Costs
         -----------------------

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of January 31, 2004, the only film costs which we had recorded on our balance sheet were incurred in connection with the production of the movie Snipes. During Fiscal 2003-Second Quarter, we commenced the amortization of the original $3,694,162 in film costs associated with the movie Snipes upon distribution of the DVD in February 2003. We anticipated that these film costs would be fully amortized during Fiscal 2003. Accordingly, the amortization expense related to the film costs associated with the movie Snipes for the fiscal year ended October 31, 2003 was $3,694,162. If we estimated that Snipes would have generated more Net Revenues, then we would have amortized less film costs during the fiscal year ended October 31, 2003 which would have reduced our net loss. We believe that full amortization of these costs in Fiscal 2003 is appropriate as we currently estimate that is the period in which we will have generated substantially all of the revenues associated with the distribution of the DVD. The amortization of film costs represented substantially all of the direct costs incurred during the fiscal year ended October 31, 2003.

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

Results of Operations

Three Months Ended January 31, 2004 (Fiscal 2004-First Quarter) vs. Three Months Ended January 31, 2003 (Fiscal 2003-First Quarter)

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Fiscal 2004 - First Quarter  Fiscal 2003 - First Quarter  $ Change
                                ---------------------------  ---------------------------  --------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss                        662,028                      874,946                      (212,918)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss from Operations        665,428                      876,032                      (210,604)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Revenue                     149,720                      28,225                       121,495
------------------------------- ---------------------------- ---------------------------- ----------------------------
Direct Costs                    3,561                        26,808                       (23,247)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Operating Expenses              811,587                      877,449                      (65,862)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Other Income                    3,400                        1,086                        2,314
------------------------------- ---------------------------- ---------------------------- ----------------------------


         The $212,918 decrease in Net Loss was primarily due to an increase in Net Revenues of $121,495, a decrease in Direct Costs of $23, 247 and a decrease in Operating Expenses of $65,862.

         The $210,604 decrease in Net Loss From Operations was primarily due to decreased corporate and overhead expenses related to the development, marketing and production of the film Snipes, the release of Snipes and a decrease in professional fees and costs related to completion of the redomestication merger and the negotiation of our co-venture with Sony Music Entertainment, Inc. ("Sony") which is called "Charles Street".

         The $121,495 increase in Net Revenues primarily resulted from a $11,100 decrease in Net Revenues from recording studio operations resulting from rentals of the recording studios for independent music projects and a $132,595 increase in Net Revenues from film operations resulting from the theatrical release of the film Snipes.

         The $23,247 decrease in Direct Cost was a result of the decreased production fees and costs and related cost and expenses related to the theatrical release of the film Snipes. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The $65,862 decrease in Operating Expenses was primarily due to a decrease in corporate and overhead related expenses including professional fees for legal and accounting expenses related to the redomestication merger and negotiation of the co-venture with Sony. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

Changes in Financial Position, Liquidity and Capital Resources

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Fiscal 2004 - First Quarter  Fiscal 2003 - First Quarter           $ Change
                                ---------------------------  ---------------------------           --------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Operating                   (482,686)                    (317,296)                    (165,390)
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Investing                      2,069                            0                        2,069
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Financing                    494,927                      293,905                      201,022
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------


         The use of cash from operations in Fiscal 2004-First Quarter was due primarily to our net loss, which was principally offset by non-cash charges for depreciation and amortization, and an increase in accounts payable and accrued expenses. Net cash used increased in Fiscal 2004-First Quarter due to less warrants being issued for consulting services, a continued increase in accounts payable and accrued expenses offset by a decrease in net loss.

         Our investing activities provided cash of $2,069 in Fiscal 2004-First Quarter. This amount was advanced to us by our principal stockholder.

         Our financing activities provided cash of $494,927 in Fiscal 2004-First Quarter and $293,905 in Fiscal 2003-First Quarter. In Fiscal 2004-First Quarter, financing activities provided $500,000 in cash through the sale of 500,000 shares of our common stock. The increase in our financing activities in Fiscal 2004-First Quarter resulted from the sales of our securities.

         At March 15, 2004, we had $10,500 in cash. We do not believe that the amount of cash which we had on hand at March 15, 2004 is sufficient to fund our operations through January 31, 2005. We have principally relied on equity financing and loans from our principal stockholders, distributions from Charles Street, our co-venture with Sony and third party lenders to fund our operations. During Fiscal 2004, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in negotiations of definitive agreements with two potential sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $7,500,000 in order to meet our anticipated cash requirements through January 31, 2005. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

         We derived a significant portion of our Net Revenues in Fiscal 2003 and in the first quarter of Fiscal 2004 from the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. Under the terms of the co-venture agreement with Sony, Sony advanced funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Substantially all of the $1,149,584 in Net Revenues which we generated in Fiscal 2003 and the $149,720 of Net Revenues which regenerated in the first quarter of Fiscal 2004 represented sales of the feature film Snipes. Through December 31, 2003, Sony has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,386,496 and net profits of $1,084,640, of which our portion is $881,875. Although we may receive additional payments from Charles Street in Fiscal 2004 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

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

         In addition to the financing that we need to implement our business plan, we are presently in technical default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at March 15, 2004 was $134,097. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with its election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2004 Consolidated Balance Sheet.

         In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $2,900,000 which are presently past due.

         We also have other obligations which mature or may mature in the next twelve months.

         On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrues interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004. The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes' ownership interest in the motion picture Snipes.

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

         We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2003, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $520,009 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $498,706 of these loans and loans in the principal amount of $21,303 remain outstanding.

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

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As of January 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

Item 3.  Defaults Upon Senior Securities

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of March 15, 2004, the total outstanding balance of this loan was $134,097. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2003 Consolidated Balance Sheet.

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

         31.1 Certificate dated March 16, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         32.1     Certification dated March 16, 2003 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         (b) On November 7, 2003 we filed a Current Report on Form 8-K announcing that we entered into a letter agreement with third party lenders to amend that certain 35% secured promissory note dated June 27, 2002 as amended through August 11, 2003. The amendment to the secured promissory note extends the maturity date for an additional six months from October 31, 2003 to April 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRIMEDIA ENTERTAINMENT GROUP, INC.


Date: March 16, 2004         /s/ Christopher Schwartz
                             ---------------------------------------------------
                             Christopher Schwartz
                             Chief Executive Officer and Chief Financial Officer
                             (principal financial officer and
                             principal accounting officer)