Form 10QSB
period 2004-04-30
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2004-06-15
CIK 1163680

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2004

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 000-49865

TriMedia Entertainment Group, Inc.
(Name of Small Business Issuer)

Delaware	14-1854107
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

101 Charles Drive Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)

(610) 520-3050
(Registrant's Telephone Number, including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES       NO

There were 27,974,106 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at June 7, 2004.

TRIMEDIA ENTERTAINMENT GROUP, INC.

(i)

Back to Contents

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2004 AND OCTOBER 31, 2003

	April 30,	October 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$52,669	$14,085
Prepaid expenses	93,627	22,287

	146,296	36,372

PROPERTY AND EQUIPMENT - Net	1,220,829	1,318,237

OTHER ASSETS	200	200

TOTAL ASSETS	$1,367,325	$1,354,809

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Term loans	$491,056	$741,164
Demand note payable	61,602	61,602
Accounts payable and accrued expenses	2,771,873	2,509,150
Taxes payable	17,501	17,501
Advance from Sony	78,185	135,305
Due to stockholder	—	19,234
Deferred revenue	8,167	—

	3,428,384	3,483,956

LOAN PAYABLE - STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	4,528,384	4,583,956

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,974,105 and 26,124,000 shares issued and outstanding in 2004 and 2003	2,797	2,612
Additional paid-in capital	6,807,389	4,809,488
Accumulated deficit	(9,971,345)	(8,041,347)

TOTAL STOCKHOLDERS’ DEFICIT	(3,161,059)	(3,229,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,367,325	$1,354,809

See accompanying notes to consolidated financial statements.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003

NET REVENUE	$6,830	$497,074	$156,550	$525,299

DIRECT COSTS	5,065	1,120,919	8,626	1,156,258

GROSS PROFIT (LOSS)	1,765	(623,845)	147,924	(630,959)

OPERATING EXPENSES	1,269,737	776,252	2,081,322	1,645,171

LOSS FROM OPERATIONS	(1,267,972)	(1,400,097)	(1,933,398)	(2,276,130)

OTHER INCOME	—	—	3,400	1,088

NET LOSS	$(1,267,972)	$(1,400,097)	$(1,929,998)	$(2,275,042)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)	$(0.07)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES	26,686,959	25,999,000	26,739,873	25,999,000

See accompanying notes to consolidated financial statements.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2004 AND 2003
(UNAUDITED)

	Six Months Ended April 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,929,998)	$(2,275,042)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for expenses	164,300	167,400
Amortization of deferred loan costs	—	31,600
Amortization of film costs	—	1,110,000
Depreciation and amortization	97,408	94,446
(Increase) decrease in assets
Accounts receivable	—	(465,288)
Film costs	—	(37,126)
Prepaid expenses	(71,340)	(8,750)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	262,723	922,117
Advance from Sony	(57,120)	—
Deferred revenue	8,167	200,000

Net cash used in operating activities	(1,525,860)	(260,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to stockholders	(19,234)	5,401

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on long-term debt	(81,322)	228,607
Net proceeds from sale of stock	1,665,000	—

Net cash provided by financing activities	1,583,678	228,607

NET INCREASE (DECREASE) IN CASH	38,584	(26,635)

CASH – BEGINNING OF PERIOD	14,085	27,769

CASH – END OF PERIOD	$52,669	$1,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$47,547	$4,848

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for deferred loan costs	$—	$63,200

Conversion of term loan to common stock	$168,787	$—

See accompanying notes to consolidated financial statements.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(UNAUDITED)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. (“Trimedia”) and Subsidiaries (collectively, “the Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2003 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on February 13, 2004 (the “2003 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2003 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended April 30, 2004 may not necessarily be indicative of the operating results expected for the full year.

Basis of Presentation
The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC and Ruffnation Films LLC. These companies were associated through common ownership during the year ended October 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan Recording Inc. acquired all of the interest of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended. On October 2, 2002, Trimedia, a public company, acquired 100% of the outstanding common stock of Metropolitan Recording, Inc., which was accounted for as a reverse acquisition. Ruffnation Music is a wholly owned company that operates the record division of the Company. In July 2003, the Company formed TME, a wholly owned foreign production company. In January 2004, the Company formed two Delaware corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc., in anticipation of potential future financing transactions. As of April 30, 2004, TME, Trimedia Film Group, Inc. and TM Film Distribution, Inc. were inactive corporations. All material inter-company transactions have been eliminated in consolidation.

Loss Per Share
The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted loss per share. For the three months and six months ended April 30, 2004 and 2003, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of April 30, 2004 had accumulated losses of $9,971,345. For the six months ended April 30, 2004, the Company’s net loss was $1,929,998. In addition, the Company had negative working capital of $3,282,088 at April 30, 2004 and experienced negative cash flow from operations of $1,525,860 for the six months ended April 30, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(UNAUDITED)

NOTE 2 – GOING CONCERN (Continued)

The Company has no firm commitments for funding its operations. The Company has historically relied principally on equity financing and loans from its principal and third parties to meet its cash requirements. The Company intends to raise additional capital from the sale of its securities. However, there can be no assurances that the Company will be successful in raising sufficient capital to have a material positive effect of the Company’s operations and cash flow.

The Company has outstanding debt in the aggregate principal amount of approximately $1,653,000 as of April 30, 2004. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $553,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the film “Snipes.” During Fiscal 2004, the Company anticipates continuing to pursue all possible funding scenarios that will finance the Company’s business operations, including but not limited to: the private placement of the Company’s securities, international and domestic joint ventures for the development and production of entertainment content, licensing of products for distribution and exploitation in global markets, subsidies for financing of film productions in various markets, debt financing, a potential merger with a foreign listed company, structured partnerships on a project basis and tax based financing in jurisdictions that provide incentives for business development. Each of these possible funding scenarios outlined in this paragraph are subject to change and cannot be predicted with certainty. There can be no assurance that the Company’s planned business operations will obtain the financing required or achieve favorable results.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company’s products will be economically profitable for the Company. Significant additional funding will be required during Fiscal 2004 to meet expected negative operating cash flows.

NOTE 3 – LOAN PAYABLE – STOCKHOLDER

Loan payable – stockholder is an unsecured demand note payable to Christopher Schwartz accruing interest at 7% per annum. Interest expense associated with this note for the six months ended April 30, 2004 and 2003 was $38,500. In addition, $-0- and $19,250 of interest was capitalized as part of films costs for the six months ended April 30, 2004 and 2003. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock
During the six months ended April 30, 2004, the Company sold 1,665,000 shares of its common stock and received net proceeds of $1,665,000.

In addition, the holder of a $168,787 convertible note submitted the note for conversion at $1 per share into 168,787 shares of the Company’s common stock.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)
In March 2004, a holder of a warrant to purchase 62,500 shares of the Company’s common stock exchanged this warrant in a cashless transaction for 16,318 shares of the Company’s common stock. The warrant was originally issued on November 1, 2002. Upon issuance, the Company recognized expense of $63,200 based on the fair value method as described in accounting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123. Since the valuation of the exchange of the warrant for 16,378 shares of common stock did not exceed the previously recognized expense of $63,200, no additional cost was recorded.

Options
In March 2004, the Company entered into an employment agreement with the new President of Trimedia Entertainment Group, Inc. and Chief Executive Officer of European Operations. The agreement is for the period April 12, 2004 through April 12, 2006. As President and Chief Executive Officer of European Operations, the employee is entitled to annual compensation of $540,000 plus health insurance and vacation time.

In addition, pursuant to the employment agreement, the employee received options to purchase shares of the Company’s common stock, as follows:

•	2,000,000 shares upon signing the employment agreement, which vested immediately.

•
2,000,000 shares vest upon completing an initial public offering of the Company’s common stock in the United Kingdom provided Mr. Taylor is employed by the Company on the vesting date pursuant to the terms of the employment agreement.

•	2,000,000 shares vest upon completion of ten films provided Mr. Taylor is employed by the Company on the vesting date pursuant to the terms of the employment agreement.

The option may be exercised for ten years from the date the options vest. None of the options have been exercised as of April 30, 2004.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the six months ended April 30, 2004. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yeld, expected volatility of 80%, and a risk-free interest rate of 3.75% for the three and six months ended April 30, 2004. There were no options issued for the six months ended April 30, 2003.

		Three Months Ended	Six Months Ended
		April 30, 2004	April 30, 2004

Net loss	As reported	$1,267,972	$1,929,998
	Pro forma	$4,334,972	$4,996,998

Net loss per share	As reported	$0.05	$0.07
	Pro forma	$0.16	$0.19

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants
In April 2004, the Company issued Stock Purchase Warrants to purchase 124,375 shares of its common stock at an exercise price of $1.00 per share pursuant to Section 4(2) of the Securities Act in exchange for financing services. The Warrants are exercisable until March 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized consulting expense of $164,300.

NOTE 5 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, “Disclosures About Segments of and Enterprise and Related Information” which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

	Recording Studio	Film Production	Segment Total	Corporate	Consolidated Total

Three Months Ended
April 30, 2004

Net sales	$4,497	$2,333	$6,830	$—	$6,830
Loss from operations	49,727	136,025	185,752	1,082,220	1,267,972
Total assets	1,213,519	61,082	1,274,601	92,624	1,367,325
Depreciation and amortization	47,081	1,623	48,704	—	48,704
Capital expenditures	—	—	—	—	—

Three Months Ended
April 30, 2003

Net sales	$136	$496,938	$497,074	$—	$497,074
Loss from operations	68,851	742,025	810,876	589,221	1,400,097
Total assets	1,364,572	3,072,657	4,437,229	80,092	4,517,321
Depreciation and amortization	45,601	1,623	47,224	—	47,224
Capital expenditures	—	—	—	—	—

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004
(UNAUDITED)

NOTE 5 – BUSINESS SEGMENTS (Continued)

	Recording Studio	Film Production	Segment Total	Corporate	Consolidated Total

Six Months Ended
April 30, 2004

Net sales	$10,597	$145,953	$156,550	$—	$156,550
Loss from operations	97,658	66,153	163,811	1,769,587	1,933,398
Total assets	1,213,519	61,082	1,274,601	92,624	1,367,325
Depreciation and amortization	94,162	3,246	97,408	—	97,408
Capital expenditures	—	—	—	—	—
Six Months Ended
April 30, 2003

Net sales	$17,336	$507,963	$525,299	$—	$525,299
Loss from operations	131,369	757,267	888,636	1,387,494	2,276,130
Total assets	1,364,572	3,072,657	4,437,229	80,092	4,517,321
Depreciation and amortization	91,200	3,246	94,446	—	94,446
Capital expenditures	—	—	—	—	—

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Reconciliations	2004	2003	2004	2003

Total segment operating loss	$185,752	$810,876	$163,811	$888,636
Corporate overhead expenses	1,082,220	589,221	1,769,587	1,387,494
Other income	—	—	(3,400)	(1,088)

Total consolidated net loss	$1,267,972	$1,400,097	$1,929,998	$2,275,042

Back to Contents

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on February 13, 2004. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

     Overview

     We are a multimedia entertainment company that operates a film division, a record division and a studio division.  During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes.  We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony Music Entertainment, Inc. ("Sony").  Snipes had a limited theatrical release followed by release of the DVD/VHS of the film.  In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel.  We do not anticipate generating any significant revenues from Snipes in Fiscal 2004.

     We presently do not have sufficient cash to implement our business plan.  We have experienced a lack of liquidity throughout Fiscal 2003 and in the first and second quarters of Fiscal 2004, causing us to be unable to produce any additional feature films.  We believe that we need to raise or otherwise obtain at least $7,500,000 in additional financing in order to satisfy our existing obligations and implement our business plan.  If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution.  Accordingly, in order to generate revenues in Fiscal 2004, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties.  If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2004.

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

Back to Contents

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

•	Persuasive evidence of a sale or licensing arrangement with a customer exists.

•	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

•	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

•	The arrangement fee is fixed or determinable.

•	Collection of the arrangement fee is reasonably assured.

     If we do not meet any one of the preceding conditions, then we will defer recognizing revenue until all of the conditions are met.

     Capitalized Film Costs

     Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. Through April 30, 2004, the only film costs which we had recorded on our balance sheet were incurred in connection with the production of the movie Snipes. During Fiscal 2003-Second Quarter, we commenced the amortization of the original $3,694,162 in film costs associated with the movie Snipes upon distribution of the DVD in February 2003. We anticipated that these film costs would be fully amortized during Fiscal 2003. Accordingly, the amortization expense related to the film costs associated with the movie Snipes for the fiscal year ended October 31, 2003 was $3,694,162. If we estimated that Snipes would have generated more Net Revenues, then we would have amortized less film costs during the fiscal year ended October 31, 2003 which would have reduced our net loss. We believe that full amortization of these costs in Fiscal 2003 is appropriate as we currently estimate that is the period in which we will have generated substantially all of the revenues associated with the distribution of the DVD. The amortization of film costs represented substantially all of the direct costs incurred during the fiscal year ended October 31, 2003.

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

Back to Contents

Results of Operations

Three Months Ended April 30, 2004 (Fiscal 2004 Second Quarter) vs. Three Months Ended April 30, 2003 (Fiscal 2003 Second Quarter)

	Fiscal 2004 – Second Quarter	Fiscal 2003 – Second Quarter	$ Change

Net Loss	(1,267,972)	(1,400,097)	(132,125)
Net Revenue	6,830	497,074	(490,244)
Direct Costs	5,065	1,120,919	(1,115,854)
Operating Expenses	1,269,737	776,252	493,485
Other Income	0	0	0

     The $132,125 decrease in Net Loss was primarily due to decreases in corporate and overhead expenses related to the development, marketing, production and release of the film Snipes in Fiscal 2003 Second Quarter which was not offset by similar expenses related to additional films in Fiscal 2004 Second Quarter, and a decrease in professional fees and costs related to completion of the redomestication merger and the negotiation of our Charles Street co-venture with Sony that occurred in Fiscal 2003.

     The $490,244 decrease in Net Revenues primarily resulted from our failure to release any new films since Fiscal 2003 and because of the decrease in film revenues from Snipes, the film costs of which were fully amortized in Fiscal 2003.

     The $1,115,854 decrease in Direct Costs was a result of the decreased production fees and costs and related cost and expenses relating to the theatrical release of the film Snipes in Fiscal 2003 and because we have not produced any new films or entertainment content in Fiscal 2004. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

     The $493,485 increase in Operating Expenses was primarily due to an increase in corporate and overhead related expenses including warrants issued in connection with consulting fees in the approximate amount of $164,300, commissions relating to financing activities in the approximate amount of $116,500, fees incurred in connection with the negotiation and execution of an employment agreement with Daniel J. B. Taylor, our new President and Chief Executive Officer of European Operations, compensation to Mr. Taylor in the approximate amount of $100,000, and international business travel relating to financing activities and business development. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

Back to Contents

Six Months Ended April 30, 2004 vs. Six Months Ended April 30, 2003

	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003	$ Change

Net Loss	(1,929,998)	(2,275,042)	(345,044)
Net Revenue	156,550	525,299	(368,749)
Direct Costs	8,626	1,156,258	(1,147,632)
Operating Expenses	2,081,322	1,645,171	436,151
Other Income	3,400	1,088	2,312

     The $345,044 decrease in Net Loss was primarily due to decreased corporate and overhead expenses related to the development, marketing, production and release of the film Snipes in Fiscal 2003 and a decrease in professional fees and costs relating to completion of the redomestication merger and the negotiation of our Charles Street co-venture with Sony that occurred in Fiscal 2003.

     The $368,749 decrease in Net Revenues primarily resulted from our failure to release any new films in Fiscal 2004 and because of the decrease in film revenues from Snipes, the film costs of which were fully amortized in Fiscal 2003.

     The $1,147,632 decrease in Direct Costs was a result of the decreased production fees and costs and related cost and expenses relating to the theatrical release of the film Snipes in Fiscal 2003 and because we have not produced any new films or entertainment content in Fiscal 2004.

     The $436,151 increase in Operating Expenses was primarily due to an increase in corporate and overhead related expenses including warrants issued in connection with consulting fees, commissions relating to financing activities, negotiation and execution of an employment agreement with Daniel J. B. Taylor, our new President and Chief Executive Officer of European Operations, compensation to Mr. Taylor and international business travel relating to financing activities and business development.

Back to Contents

Changes in Financial Position, Liquidity and Capital Resources

	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003	$ Change

Cash Flow from Operating Activities	(1,525,860)	(260,643)	(1,265,217)
Cash Flow from Investing Activities	(19,234)	5,401	(24,635)
Cash Flow from Financing Activities	1,583,678	228,607	1,355,071

     The use of cash from operations in the Six Months Ended April 30, 2004 was due primarily to our net loss, which was principally offset by non-cash charges for depreciation and amortization, an increase in accounts payable and accrued expenses and warrants issued relating to expenses.

     Our investing activities used cash of $19,234 in the Six Months Ended April 30, 2004. This amount was used to repay our principal stockholder amounts owed to him.

     Our financing activities provided cash of $1,583,678 in the Six Months Ended April 30, 2004 due to the sale of 1,665,000 shares of our common stock for an aggregate purchase price of $1,665,000, and offset by repayment of long term debt of $81,322.

     At June 7, 2004, we had approximately $10,000 in cash. We do not believe that the amount of cash which we had on hand at June 7, 2004 is sufficient to fund our operations through April 30, 2005. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony, and third party lenders to fund our operations. During Fiscal 2004, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in negotiations of definitive agreements with two potential sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $7,500,000 in order to meet our anticipated cash requirements through April 30, 2005. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

     We derived a significant portion of our net revenues in Fiscal 2003 and in the first quarter of Fiscal 2004 from our Charles Street joint venture related to the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. In Fiscal 2004 there has been a significant decrease in net revenues due to the decline in revenues from Snipes and our failure to release any new movies or entertainment content. Under the terms of the co-venture agreement with Sony, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Snipes was the first film we produced under the agreement. Sony will advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Sony has the right to accept or reject any film in its discretion. Substantially all of the $1,149,584 in Net Revenues which we generated in Fiscal 2003 and the $149,720 of Net Revenues which we generated in the first quarter of Fiscal 2004 represented revenues primarily from sales to rental outlets and limited retail sales of the feature film Snipes. Through December 31, 2003, Sony has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video

Back to Contents

of $2,386,496 and net profits of $1,084,640, of which our portion is $881,875. As of the date of this report, we have not received additional financial information from Sony relating to amounts due to Charles Street for Snipes. We anticipate receiving financial information from Sony relating to Charles Street for the period ending June 30, 2004, however, we do not anticipate receiving significant additional revenues related to Snipes. Although we may receive additional payments from Charles Street in Fiscal 2004 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

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

     We advance funds to artists and, in some cases, to independent producers pursuant to their respective contracts for acquisition, composition, marketing, production, development or other related costs. In most cases, these expenses are recoverable from the artist or independent producer upon the sale of such party’s music or film product. However, there can be no assurance that the advances or expenses will be recoverable from the artist or producer of a film or music project. We do not presently have any existing obligations to advance funds to any artists or independent producers and our ability to do so in the future is highly dependent on our ability to raise additional financing.

     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at June 7, 2004 was approximately $132,700. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank’s election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our April 30, 2004 Consolidated Balance Sheet.

Back to Contents

     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $2,800,000 which are presently past due.

     We also have other obligations which mature or may mature in the next twelve months.

     In June 2004, we received short-term loans in the aggregate amount of approximately $90,000 from 1025 Investments, Inc. These obligations will be documented by promissory notes that accrue interest at the rate of 10% per annum and are payable upon the earlier of our receipt of $1,500,000 in additional financing or July 1, 2005.

     On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from April 30, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and shall accrue on the balance of $654,906. The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes' ownership interest in the motion picture Snipes.

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

     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2003, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $520,009 to us and our operating subsidiaries. We have repaid the entire principal amount of $520,009 of these loans.

     Accordingly, approximately $4,618,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months.

     The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $7,500,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of future film production under the Charles Street co-venture with Sony, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.

Back to Contents

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

     We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business. Accordingly, our stockholders may only receive income from the appreciation in our stock price, if any.

     Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal year ended October 31, 2003 or during the six month period ended April 30, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Item 3.      Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of April 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

Back to Contents

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

Item 2.      Changes in Securities and Use of Proceeds

     In February and March 2004 we issued and sold an aggregate of 1,090,000 shares of our common stock at an offering price of $1.00 per share to four accredited investors pursuant to Rule 506 promulgated under the Securities Act. Additionally, in March 2004, we received a subscription for the sale of 75,000 shares of our common stock at an offering price of $1.00 per share. These shares were subsequently issued in May 2004 to one accredited investors pursuant to Rule 506 promulgated under the Securities Act.

     On March 23, 2004 we entered into an employment agreement with Daniel J. B. Taylor. Pursuant to the terms of the employment agreement Mr. Taylor was appointed as our President and Chief Executive Officer of European Operations and we granted Mr. Taylor the option to purchase up to 6,000,000 shares of our common stock pursuant to Section 4(2) of the Securities Act. The exercise price for these options is $1.75 per share, the closing price of shares of our common stock on March 23, 2004 and is subject to adjustment based on the market price of our shares of common stock. Upon the execution of the employment agreement, options immediately vested to purchase 2,000,000 share of our common stock. In addition, options to purchase 2,000,000 shares of our common stock vest upon the completion and funding of an initial public offering of our shares of common stock in the United Kingdom and options to purchase 2,000,000 shares of our common stock vest upon our completion of ten films in a form which can reasonably be regarded as being capable of being exhibited or sold in DVD format to the general public. In order to exercise each of the foregoing tranches of these options, Mr. Taylor must be employed by us on the vesting dates pursuant to the terms of the employment agreement.

     In April 2004, we issued a Stock Purchase Warrant to purchase 121,875 shares of our common stock at an exercise price of $1.00 per share pursuant to Section 4(2) of the Securities Act to Middle Fork Investments Ltd. in exchange for financing services. The warrant is exercisable until April 5, 2007.

     In April 2004, we issued a Stock Purchase Warrant to purchase 2,500 shares of our common stock at an exercise price of $1.00 per share pursuant to Section 4(2) of the Securities Act to Middle Fork Investments Ltd. in exchange for financing services. The warrant is exercisable until April 5, 2007.

Item 3.      Defaults Upon Senior Securities

     We are presently in default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of approximately $132,700 plus all accrued interest on the loan in the amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our April 30, 2004 Consolidated Balance Sheet.

Back to Contents

Item 6.      Exhibits and Reports on Form 8-K

2.1	Share Exchange Agreement and Plan of Reorganization dated as of October 2, 2002 by and among US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed on October 18, 2002).
2.2	Agreement and Plan of Merger between US Patriot, Inc. and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.4 of Current Report on Form 8-K filed on December 2, 2002).
2.3	Articles of Merger as filed in the State of South Carolina (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on December 2, 2002).
2.4	Certificate of Merger as filed in the State of Delaware (incorporated by reference to Exhibit 3.5 of Current Report on Form 8-K filed on December 2, 2002).
3.1	Certificate of Incorporation of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on December 2, 2002).
3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on December 2, 2002).
3.3	By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed on December 2, 2002).
4	Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB filed on March 17, 2003).
10.1	Employment Agreement by and between TriMedia Entertainment Group, Inc. and Daniel J.B. Taylor dated March 23, 2004.
10.2	Stock Purchase Warrant to purchase 2,500 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004.
10.3	Stock Purchase Warrant to purchase 121,875 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004.
31.1	Certificate dated June 14, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.
32.1	Certification dated June 14, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

     (b)      We did not file any Current Reports on Form 8-K during the three-month period ended April 30, 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMEDIA ENTERTAINMENT GROUP, INC.

Date: June 14, 2004	/s/ Christopher Schwartz
Christopher Schwartz Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)