Form 10QSB
period 2004-07-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2004-09-14
CIK 1163680

Proceed to Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended July 31, 2004

OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-49865

TriMedia Entertainment Group, Inc.

(Name of Small Business Issuer)

Delaware	14-1854107

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

101 Charles Drive
Bryn Mawr, Pennsylvania 19019

(Address of Principal Executive Offices)

(610) 520-3050

(Issuer's Telephone Number, Including Area Code)

There were 28,224,106 issued and outstanding shares of the issuer's common stock, par value $.0001 per share, on September 10, 2004.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.

(i)

Back to Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2004 AND OCTOBER 31, 2003

	July 31, 2004	October 31, 2003

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,498	$14,085
Prepaid expenses	32,344	22,287

	34,842	36,372

PROPERTY AND EQUIPMENT – Net	1,172,125	1,318,237

CAPITALIZED FILM COSTS	78,529	—

OTHER ASSETS	200	200

TOTAL ASSETS	$1,285,696	$1,354,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Demand notes payable	$201,602	$61,602
Term loans	782,700	741,164
Accounts payable and accrued expenses	2,990,019	2,509,150
Taxes payable	17,501	17,501
Advance from Sony	13,088	135,305
Due to stockholder	147,648	19,234
Deferred revenue	4,667	—

	4,157,225	3,483,956

LOAN PAYABLE – STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	5,257,225	4,583,956

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares
authorized; 1,000,000 issued and outstanding	100	100
Common stock, $0.0001 par value; 100,000,000 shares
authorized; 27,974,105 and 26,124,000 shares
issued and outstanding in 2004 and 2003	2,797	2,612
Additional paid-in capital	6,867,390	4,809,488
Accumulated deficit	(10,841,816)	(8,041,347)

TOTAL STOCKHOLDERS’ DEFICIT	(3,971,529)	(3,229,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,285,696	$1,354,809

See accompanying notes to consolidated financial statements.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

NET REVENUE	$73,561	$624,285	$230,111	$1,149,584

DIRECT COSTS	14,600	1,354,094	23,226	2,510,352

GROSS INCOME (LOSS)	58,961	(729,809)	206,885	(1,360,768)

OPERATING EXPENSES	930,527	1,267,719	3,011,854	2,912,890

LOSS FROM OPERATIONS	(871,566)	(1,997,528)	(2,804,969)	(4,273,658)

OTHER INCOME	1,100	—	4,500	1,086

NET LOSS	$(870,466)	$(1,997,528)	$(2,800,469)	$(4,272,572)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.08)	$(0.10)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES	27,974,105	26,049,000	27,151,284	26,015,667

See accompanying notes to consolidated financial statements.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,800,469)	$(4,272,572)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for expenses	224,300	331,400
Stocks issued for expenses	—	110,000
Amortization of deferred loan costs	—	47,400
Amortization of film costs	—	2,375,000
Depreciation and amortization	146,112	141,672
Increase in assets
Accounts receivable	—	(543,560)
Film costs	(78,529)	(37,126)
Prepaid expenses	(10,057)	(41,163)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	762,010	1,469,487
Advance from Sony	(122,217)	—
Deferred revenue	4,667	—
Taxes payable	—	16,000

Net cash used in operating activities	(1,874,183)	(403,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to stockholder	128,414	69,922

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on long-term debt	69,182	309,757
Net proceeds from sale of stock	1,665,000	—

Net cash provided by financing activities	1,734,182	309,757

NET DECREASE IN CASH	(11,587)	(23,783)

CASH – BEGINNING OF PERIOD	14,085	27,769

CASH – END OF PERIOD	$2,498	$3,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$85,338	$41,454

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of term loan to common stock	$168,787	$—

Accrued interest converted to term loan	$281,141	$—

Demand notes converted to term notes	$—	$435,000

Warrants issued for deferred loan costs	$—	$63,200

Issuance of common stock subscribed	$—	$25,000

See accompanying notes to consolidated financial statements.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. (“Trimedia”) and Subsidiary (collectively, “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2003 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on February 13, 2004 (the “2003 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2003 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended July 31, 2004 may not necessarily be indicative of the operating results expected for the full year.

Basis of Presentation
The consolidated financial statements include the accounts of Metropolitan Recording Inc. (“Metropolitan”), Snipes Production, LLC and Ruffnation Films LLC. These companies were associated through common ownership during the year ended October 31, 2001 and the period ended April 21, 2002. On April 22, 2002 Metropolitan acquired all of the interest of Snipes Productions, LLC and Ruffnation Films LLC in a reorganization intended to qualify as tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended. On October 2, 2002, Trimedia, a public company, acquired 100% of the outstanding common stock of Metropolitan, which was accounted for as a reverse acquisition. Ruffnation Music is a wholly owned foreign production company. In July 2003, the Company formed TME, a wholly-owned foreign production company. In January 2004, the Company formed two Delaware corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc., in anticipation of potential future financing transactions. As of July 31, 2004, TME, Trimedia Film Group, Inc. and TM Film Distribution, Inc. were inactive corporations. All material inter-company transactions have been eliminated in consolidation.

Loss Per Share
The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted loss per share. For the three months and nine months ended July 31, 2004 and 2003, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of July 31, 2004 had accumulated losses of $10,841,816. For the nine months ended July 31, 2004, the Company’s net loss was $2,800,469. In addition, the Company had negative working capital of $4,122,383 at July 31, 2004 and experienced negative cash flow from operations of $1,874,183 for the nine months ended July 31, 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 2 – GOING CONCERN (Continued)

The Company has no firm commitments for funding its operations. The Company has historically relied principally on equity financing and loans from its principal stockholder and third parties to meet its cash requirements. The Company intends to raise additional capital from the sale of its securities. However, there can be no assurances that the Company will be successful in raising sufficient capital to have a material positive effect on the Company’s operations and cash flow.

The Company has outstanding debt in the aggregate principal amount of approximately $2,084,000 as of July 31, 2004. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $844,000 of this indebtedness. The Company is required to pay down the debt with the proceeds received from any sale of its securities or from revenues generated from the commercial release and sale of the film “Snipes.” During the next year, the Company anticipates continuing to pursue all possible funding scenarios that will finance the Company’s business operations, including but not limited to: the private placement of the Company’s securities, international and domestic joint ventures for the development and production of entertainment content, licensing of products for distribution and exploitation in global markets; subsidies for financing of film productions in various markets, debt financing, merger with a foreign listed company, structured partnerships on a project basis and tax based financing in jurisdictions that provide incentives for business development. Each of these possible funding scenarios outlined in this paragraph are subject to change and cannot be predicted with certainty. There can be no assurance that our planned business operations will obtain the financing required or achieve favorable results.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company’s products will be economically profitable for the Company. Significant additional funding will be required during the next year to meet expected negative operating cash flows.

.

NOTE 3 – LOAN PAYABLE – STOCKHOLDER

Loan payable – stockholder is an unsecured demand note payable to Christopher Schwartz accruing interest at 7% per annum. Interest expense associated with this note for the nine months ended July 31, 2004 and 2003 was $57,750 and $38,500. In addition, $-0- and $19,250 of interest was capitalized as part of films costs for the nine months ended July 31, 2004 and 2003. Christopher Schwartz does not intend to call this note during the next year, therefore the note is reflected on the balance sheet as a non-current liability.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock
During the nine months ended July 31, 2004 the Company sold 1,665,000 shares of its common stock and received net proceeds of $1,665,000.

In addition, the holder of a $168,787 convertible note submitted the note for conversion at $1 per share into 168,787 shares of the Company’s common stock.

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

In March 2004, a holder of a warrant to purchase 62,500 shares of the Company’s common stock exchanged this warrant in a cashless transaction for 16,318 shares of the Company’s common stock. The warrant was originally issued on November 1, 2002. Upon issuance, the Company recognized expense of $63,200 based on the fair value method as described in accounting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123. Since the valuation of the exchange of the warrant for 16,318 shares of common stock did not exceed the previously recognized expense of $63,200, no additional cost was recorded.

Options
In March 2004, the Company entered into an employment agreement with the new President of Trimedia Entertainment Group, Inc. and Chief Executive Office of European Operations. The agreement is for the period April 12, 2004 through April 12, 2006. Pursuant to his employment agreement, this employee is entitled to annual compensation of $540,000 plus health insurance and vacation time.

In addition, pursuant to the contract, the employee received options to purchase shares of the Company’s common stock, as follows:

•	2,000,000 shares upon signing the agreement, which vested immediately.
•	2,000,000 shares vest upon completing an initial public offering of the Company’s common stock in the United Kingdom provided Mr. Taylor is employed by the Company on the vesting date pursuant to the terms of the employment agreement.
•	2,000,000 shares vest upon completion of ten films provided Mr. Taylor is employed by the Company on the vesting date pursuant to the terms of the employment agreement.

The option may be exercised for ten years from the date the options vest. None of the options have been exercised as of July 31, 2004.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the nine months ended July 31, 2004. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 3.75% for the three and nine months ended July 31, 2004. There were no options issued for the nine months ended July 31, 2003.

		Three Months Ended July 31, 2004	Nine Months Ended July 31, 2004

Net loss	As reported	$(870,466)	$(2,800,469)
	Pro forma	$(870,466)	$(5,867,469)

Net loss per share	As reported	$(0.03)	$(0.10)
	Pro forma	$(0.03)	$(0.22)

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants
In March 2004, the Company issued Stock Purchase Warrants to purchase 124,375 shares of its common stock at an exercise price of $1.00 per share pursuant to Section 4(2) of the Securities Act in exchange for consulting services. The Warrants are exercisable until March 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized consulting expense of $164,300.

In June 2004, the Company issued Stock Purchase Warrants to purchase 50,000 shares of its common stock at an exercise price of $1.06 per share pursuant to Section 4(2) of the Securities Act in exchange for consulting services. The Warrants are exercisable until June 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized consulting expense of $28,000.

In June 2004, the Company issued Stock Purchase Warrants to purchase 62,500 shares of its common stock at an exercise price of $0.80 per share pursuant to Section 4(2) of the Securities Act in exchange for a financing fee. The Warrants are exercisable until June 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized financing fee expense of $32,000.

NOTE 5 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, “Disclosures About Segments of and Enterprise and Related Information” which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

	Recording Studio	Film Production	Segment Total	Corporate	Consolidated Total

Three Months Ended
July 31, 2004

Net sales	$4,964	$68,597	$73,561	$—	$73,561
Loss from operations	50,886	20,873	71,759	799,807	871,566
Total assets	1,165,866	86,916	1,252,782	32,914	1,285,696
Depreciation and amortization	47,081	1,623	48,704	—	48,704
Capital expenditures	—	—	—	—	—

Three Months Ended
July 31, 2003

Net sales	$2,200	$622,085	$624,285	$—	$624,285
Loss from operations	53,506	817,896	871,402	1,126,126	1,997,528
Total assets	1,349,141	1,897,818	3,246,959	55,874	3,302,833
Depreciation and amortization	45,601	1,623	47,224	—	47,224
Capital expenditures	—	—	—	—	—

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 5 – BUSINESS SEGMENTS (Continued)

	Recording Studio	Film Production	Segment Total	Corporate	Consolidated Total

Nine Months Ended
July 31, 2004

Net sales	$15,561	$214,550	$230,111	$—	$230,111
Loss from operations	148,544	87,031	235,575	2,569,394	2,804,969
Total assets	1,165,866	86,916	1,252,782	32,914	1,285,696
Depreciation and amortization	141,243	4,869	146,112	—	146,112
Capital expenditures	—	—	—	—	—

Nine Months Ended
July 31, 2003

Net sales	$19,536	$1,130,048	$1,149,584	$—	$1,149,584
Loss from operations	184,875	1,575,163	1,760,038	2,513,620	4,273,658
Total assets	1,349,141	1,897,818	3,246,959	55,874	3,302,833
Depreciation and amortization	136,803	4,869	141,672	—	141,672
Capital expenditures	—	—	—	—	—

	Three Months Ended July 31,		Nine Months Ended July 31,

Reconciliations	2004	2003	2004	2003

Total segment operating loss	$71,759	$871,402	$235,575	$1,760,038
Corporate overhead expenses	799,807	1,126,126	2,569,394	2,513,620
Other (income) loss	(1,100)	—	(4,500)	(1,086)

Total consolidated net loss	$870,466	$1,997,528	$2,800,469	$4,272,572

Back to Contents

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 6 – SUBSEQUENT EVENT

In August 2004, the Company issued Stock Purchase Warrants to purchase 62,500 shares of its common stock at an exercise price of $0.80 per share pursuant to Section 4(2) of The Securities Act in exchange for financing fee associated with a $50,000 short-term loan. The Warrants are exercisable until August 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123 the Company will recognize financing fee expense of $23,000.

In August 2004, the Company entered into an agreement with a third party. The Company is required to issue 250,000 shares of its common stock to the third party as part of this agreement in exchange for investment banking and advisory services.

On August 24, 2004, the Company entered into an agreement with Gerry Anderson Production PLC (“GAP”) pursuant to which the Company will represent GAP as its agent in the development and multimedia exploitation of GAP’s New Captain Scarlet series properties. As part of this agreement, GAP is obligated to purchase an aggregate of 1,538,462 shares of the Company’s common stock in a private placement offering at an aggregate purchase price of $1,000,000. In addition, the Company was granted a five-year option to purchase up to $1,000,000 of GAP’s capital stock at a 15% discount to the value of the shares on the date that the option is exercised.

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

     Overview

     We are a multimedia entertainment company that operates a film division, a record division and a studio division. During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony Music Entertainment, Inc. ("Sony"). Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. We do not anticipate generating any significant revenues from Snipes or other sources in Fiscal 2004.

     During the quarter ended July 31, 2004, we received loans in the aggregate principal amount of $140,000 and issued promissory notes to third party lenders. In August 2004, we received a loan in the aggregate principal amount of $50,000 and issued a promissory note to a third party lender. Finally, in September 2004, we received $500,000 from the sale of 769,231 shares of our common stock to Gerry Anderson Productions LLC in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

     We presently do not have sufficient cash to implement our business plan. We have experienced a lack of liquidity throughout Fiscal 2003 and in the first nine months of Fiscal 2004, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $7,500,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2004 and Fiscal 2005, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 13, 2004.

Back to Contents

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

     Capitalized Film Costs

     Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of July 31, 2004, the capitalized film costs represent the costs associated with films produced but not yet distributed. During Fiscal 2003-Second Quarter, we commenced the amortization of the original $3,694,162 in film costs associated with the movie Snipes upon distribution of the DVD in February 2003. We anticipated that these film costs would be fully amortized during Fiscal 2003. Accordingly, the amortization expense related to the film costs associated with the movie Snipes for the fiscal year ended October 31, 2003 was $3,694,162. If we estimated that Snipes would have generated more Net Revenues, then we would have amortized less film costs during the fiscal year ended October 31, 2003 which would have reduced our net loss. We believed that full amortization of these costs in Fiscal 2003 was appropriate as that was the period in which we estimated that we would generate substantially all of the revenues associated with the distribution of the DVD. The amortization of film costs represented substantially all of the direct costs incurred during the fiscal year ended October 31, 2003.

     During the nine months ended July 31, 2004, we recognized additional revenue of approximately $215,000 for the movie Snipes. If we had estimated that the revenue would have continued through Fiscal 2004, this revenue from Snipes would have been offset by amortization of capitalized film costs in fiscal 2004 and our net loss for the nine months ended July 31, 2004 would have been greater.

Back to Contents

     Artist Compensation Costs

     The amount of royalties earned by artists, as adjusted for anticipated returns, is charged to expense in the period in which the sale of the record takes place. Advance royalty paid to an artist is reported as an asset only if the past performance and current popularity of the artist to whom the advance is made provide a sound basis for estimating that the amount of the advance will be recoverable from future royalties earned by the artist. Capitalized advances are charged to expense as subsequent royalties are earned by the artist. Any portion of capitalized advances that appear not to be fully recoverable from future royalties to be earned from the artist are charged to expense during the period in which the loss becomes evident. During the nine months ended July 31, 2004, we did not advance royalties to artists as we did not complete any projects during that period.

Results of Operations

Three Months Ended July 31, 2004 (Fiscal 2004 Third Quarter) vs. Three Months Ended July 31, 2003 (Fiscal 2003 Third Quarter)

	Fiscal 2004 – Third Quarter	Fiscal 2003 – Third Quarter	$ Change

Net Loss	870,466	1,997,528	(1,127,062)

Net Revenue	73,561	624,285	(550,724)

Direct Costs	14,600	1,354,094	(1,339,494)

Operating Expenses	930,527	1,267,719	(337,192)

Other Income	1,100	-0-	(1,100)

     The $1,127,062 decrease in Net Loss was primarily due to decreases in corporate and overhead expenses related to the development, marketing, production and release of the film Snipes in Fiscal 2003 Third Quarter which was not offset by similar expenses related to additional films in Fiscal 2004 Third Quarter, and a decrease in professional fees and costs related to completion of the redomestication merger and the negotiation of our Charles Street co-venture with Sony that occurred in Fiscal 2003.

     The $550,724 decrease in Net Revenues primarily resulted from our failure to release any new films in Fiscal 2004 and because of the decrease in film revenues from Snipes, the film costs of which were fully amortized in Fiscal 2003. Substantially all of the Net Revenues we generated in Fiscal 2004 – Third Quarter were from the film Snipes.

     The $1,339,494 decrease in Direct Costs was a result of the decreased production fees and costs and related cost and expenses relating to the theatrical release of the film Snipes in Fiscal 2003 and because we have not produced any new films or entertainment content in Fiscal 2004. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

     The $337,192 decrease in Operating Expenses was primarily due to a decrease in corporate and overhead related expenses including consulting fees in the approximate amount of $104,000, a decrease in professional fees of $97,000, a decrease of $185,000 in international business travel relating to financing activities and business development and a decrease in interest expense of $192,000 offset by an increase in costs incurred in connection with the European Operations in the amount of $90,000 and an increase of $208,000 in salaries. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

Back to Contents

Nine Months Ended July 31, 2004 vs. Nine Months Ended July 31, 2003

	Nine Months Ended July 31, 2004	Nine Months Ended July 31, 2003	$ Change

Net Loss	2,800,469	4,272,572	(1,472,103)

Net Revenue	230,111	1,149,584	(919,473)

Direct Costs	23,226	2,510,352	(2,487,126)

Operating Expenses	3,011,854	2,912,890	98,964

Other Income	4,500	1,086	3,414

     The $1,472,103 decrease in Net Loss was primarily due to decreased Direct Costs related to the film Snipes in Fiscal 2003 and a decrease in professional fees and costs relating to completion of the redomestication merger and the negotiation of our Charles Street co-venture with Sony that occurred in Fiscal 2003.

     The $919,473 decrease in Net Revenues primarily resulted from our failure to release any new films in Fiscal 2004 and because of the decrease in film revenues from Snipes, the film costs of which were fully amortized in Fiscal 2003. Substantially all of the $230,111 in Net Revenue for the Nine Months ended July 31, 2004 were generated from the distribution of the film Snipes.

     The $2,487,126 decrease in Direct Costs was a result of the decreased production fees and costs and related cost and expenses relating to the theatrical release of the film Snipes in Fiscal 2003 and because we have not produced any new films or entertainment content in Fiscal 2004. The Direct Costs of $23,226 consists of costs related to the development of recorded music related projects and the distribution of the film Snipes.

     The $98,964 increase in Operating Expenses was primarily due to an increase in corporate and overhead related expenses including warrants issued in connection with consulting fees, commissions relating to financing activities, negotiation and execution of an employment agreement with Daniel J. B. Taylor, our new President and Chief Executive Officer of European Operations, compensation to Mr. Taylor and international business travel relating to financing activities and business development, an increase of $95,000 in travel and entertainment, and increase of $262,000 in salaries, a decrease of $170,000 in professional fees, a decrease of $103,000 in interest, an increase of $108,000 for European operations, a decrease of $125,000 in consulting fees.

Back to Contents

Changes in Financial Position, Liquidity and Capital Resources

	Nine Months Ended July 31, 2004	Nine Months Ended July 31, 2003	$ Change

Cash Flow used in	(1,874,183)	(403,462)	(1,470,721)
Operating Activities

Cash Flow from Investing	128,414	69,922	58,492
Activities

Cash Flow from Financing	1,734,182	309,757	1,424,425
Activities

     The use of cash of $1,874,183 from operations in the Nine Months Ended July 31, 2004 was due primarily to our net loss, which was principally offset by non-cash charges for depreciation and amortization, an increase in accounts payable and accrued expenses and warrants issued relating to expenses.

     Our investing activities provided cash of $128,414 in the Nine Months Ended July 31, 2004. This amount was the result of advances from our principal stockholder.

     Our financing activities provided cash of $1,734,182 in the Nine Months Ended July 31, 2004 due to the sale of 1,665,000 shares of our common stock for an aggregate purchase price of $1,665,000, and net borrowings from long term debt of $69,182.

     At September 7, 2004, we had approximately $14,702 in cash. We do not believe that the amount of cash which we had on hand at September 7, 2004 is sufficient to fund our operations through July 31, 2005. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony, and third party lenders to fund our operations. During Fiscal 2004 and Fiscal 2005, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in negotiations of definitive agreements with two potential sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $7,500,000 in order to meet our anticipated cash requirements through July 31, 2005. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

     We derived a significant portion of our net revenues in Fiscal 2003 and in the first nine months of Fiscal 2004 from our Charles Street joint venture related to the sale of the feature film Snipes, which was released on DVD/Home Video by Sony on February 25, 2003. In Fiscal 2004, there has been a significant decrease in net revenues due to the decline in revenues from Snipes and our failure to release any new movies or entertainment content. Under the terms of the co-venture agreement with Sony, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Snipes was the first film we produced under the agreement. Sony will advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony from the sales of products released by Charles Street. Sony has the right to accept or reject any film in its discretion. Substantially all of the $1,149,584 in Net Revenues which we generated in Fiscal 2003 and the $230,111 of Net Revenues which we generated in the first nine months of Fiscal 2004 represented revenues primarily from sales to rental outlets and limited retail sales of the feature film Snipes.

Back to Contents

Through March 31, 2004, Sony has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,441,323 and net profits of $1,149,557, of which our portion is $953,627. As of the date of this report, we have not received additional financial information from Sony relating to amounts due to Charles Street for Snipes. We anticipate receiving financial information from Sony relating to Charles Street for the period ending July 31, 2004, however, we do not anticipate receiving significant additional revenues related to Snipes. Although we may receive additional payments from Charles Street in Fiscal 2004 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

     On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC (“GAP”) pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP’s New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a group of Sony and they have negotiated a term sheet agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series.

     As consideration for services provided under this agreement, we will receive a fee equal to five percent of the gross cash receipts realized by GAP from Sony’s exploitation of the New Captain Scarlet Series (excluding revenues generated by sub-agents or distributors appointed by Sony, if any). In addition, GAP is obligated to purchase an aggregate of 1,538,462 shares of our common stock in a private placement offering at an aggregate purchase price of $1,000,000. Pursuant to the agreement, we also have a five-year option to purchase up to $1,000,000 of GAP’s capital stock at a 15% discount to the value of the shares on the date that the option is exercised.

     During Fiscal 2003, we negotiated the international licensing rights to the release of the Snipes DVD and CD soundtrack outside of the United States with Sony. We may receive net revenues from the television and international licensing rights during Fiscal 2004. We are currently negotiating the re-release of the Snipes combination DVD and CD package with Sony for distribution in the US consumer market in conjunction with the concert tour of Nelly, a feature actor in the movie Snipes. However, there can be no assurance that we will generate net revenues from any of these arrangements.

     In November 2002, we entered into a distribution agreement with New Line Television, Inc. for the distribution of the film Snipes via television in the United States, its territories and Canada. Pursuant to the distribution agreement we received an advance in the amount of $400,000 in December 2002. We recognized $253,986 of revenue from New Line Television, Inc. as of October 31, 2003. Pursuant to the terms of the distribution agreement, New Line Television, Inc. retains all monies received up to $1,000,000 pursuant to its licensing of Snipes. To the extent New Line Television, Inc.'s receipts from the licensing of Snipes exceed $1,000,000, we will receive the net profits after New Line Television, Inc. recoups all of its cost, fees and expenses with interest. Accordingly, there can be no assurance that we will receive additional payments from New Line Television, Inc. under the distribution agreement.

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

Back to Contents

producer of a film or music project. We do not presently have any existing obligations to advance funds to any artists or independent producers and our ability to do so in the future is highly dependent on our ability to raise additional financing.

     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at July 31, 2004 was approximately $128,000. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank’s election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our July 31, 2004 Consolidated Balance Sheet.

     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $2,990,000, which are presently past due.

We also have other obligations which mature or may mature in the next twelve months.

     In June 2004, we received short-term loans in the aggregate amount of $90,000 from a third party. These obligations are documented by promissory notes that accrue interest at the rate of 10% per annum and are payable upon the earlier of our receipt of $1,500,000 in additional financing or July 1, 2005.

     In June 2004 and August 2004, we received short-term loans in the aggregate amount of $100,000 from a third party. These obligations are documented by promissory notes that accrue interest at the rate of 10% per annum and are payable upon demand. As an inducement for the loans we issued the lender warrants to purchase 125,000 shares of common stock at a price per share of $.80 with a term of three years.

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

Back to Contents

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

     Accordingly, approximately $5,257,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months.

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

     Off-Balance Sheet Arrangements

     There were no off-balance sheet arrangements during the fiscal year ended October 31, 2003 or during the nine month period ended July 31, 2004 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Item 3.   Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of July 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures

Back to Contents

that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended July 31, 2004.

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

Item 2.   Changes in Securities and Use of Proceeds

     In June 2004, we issued a Stock Purchase Warrant to purchase 50,000 shares of our common stock at an exercise price of $1.06 per share pursuant to Section 4(2) of the Securities Act to Larry Feinstein in exchange for services. The warrant is exercisable until June 1, 2007.

     In June 2004, we issued a Stock Purchase Warrant to purchase 62,500 shares of our common stock at an exercise price of $.80 per share pursuant to Section 4(2) of the Securities Act to K. David Stevenson as an inducement to provide us with a loan in the principal amount of $50,000. The warrant is exercisable until June 25, 2007 and the loan is documented by a promissory note that accrues interest at the rate of 10% per annum and is payable upon demand.

     In August 2004, we issued a Stock Purchase Warrant to purchase 62,500 shares of our common stock at an exercise price of $.80 per share pursuant to Section 4(2) of the Securities Act to K. David Stevenson as an inducement to provide us with a loan in the principal amount of $50,000. The warrant is exercisable until August 13, 2007 and the loan is documented by a promissory note that accrues interest at the rate of 10% per annum and is payable upon demand.

     On August 24, 2004, we entered into the agreement with GAP pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP’s New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. Pursuant to the terms of the agreement, GAP is obligated to purchase an aggregate of 1,538,462 shares of our common stock in a private placement offering at an aggregate purchase price of $1,000,000. On September 3, 2004, GAP purchased 769,231 shares of our common stock at a purchase price of $500,000. We sold these shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

     We are presently in default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of approximately $132,700 plus all accrued interest on the loan in the amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our July 31, 2004 Consolidated Balance Sheet.

Back to Contents

Item 6.   Exhibits and Reports on Form 8-K

2.1	Share Exchange Agreement and Plan of Reorganization dated as of October 2, 2002 by and among
US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 1.1 of Current
Report on Form 8-K filed on October 18, 2002).
2.2	Agreement and Plan of Merger between US Patriot, Inc.and TriMedia Entertainment Group, Inc.
(incorporated by reference to Exhibit 3.4 of Current Report on Form 8-K filed on December 2,
2002).
2.3	Articles of Merger as filed in the State of South Carolina (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on December 2, 2002).
2.4	Certificate of Merger as filed in the State of Delaware (incorporated by reference to Exhibit 3.5 of
Current Report on Form 8-K filed on December 2, 2002).
3.1	Certificate of Incorporation of TriMedia Entertainment Group, Inc. (incorporated by reference to
Exhibit 3.1 of Current Report on Form 8-K filed on December 2, 2002).
3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of TriMedia
Entertainment Group, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on December 2, 2002).
3.3	By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current
Report on Form 8-K filed on December 2, 2002).
4	Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB filed on March 17, 2003).
10.1	Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Larry Feinstein dated
June 1, 2004.
10.2	10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc.
dated June 1, 2004.
10.3	10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc.
dated June 14, 2004.
10.4	Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004.
10.5	10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004.
10.6	Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated August 13, 2004.
10.7	10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated August 13, 2004.
10.8	Agreement dated as of August 12, 2004 by and between Gerry Anderson Productions PLC and
TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed September 9, 2004.)
31.1	Certificate dated September 14, 2004 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the
Principal Executive Officer and the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief
Financial Officer.
32.1	Certification dated September 14, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive
Officer and Chief Financial Officer.
(b)	We did not file any Current Reports on Form 8-K during the three-month period ended July 31, 2004.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMEDIA ENTERTAINMENT GROUP, INC.

Date:	September 14, 2004	/s/ Christopher Schwartz

Christopher Schwartz
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)