Form 10KSB
period 2004-10-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2005-01-31
CIK 1163680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004         COMMISSION FILE NO. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    14-1854107
 ------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                       1080 N. DELAWARE AVENUE, 8TH FLOOR
                        PHILADELPHIA, PENNSYLVANIA 19125
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (215) 426-5536
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

        SECTION REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None.

     SECURITIES REGISTERED PURSUANT TO              NAME OF EACH EXCHANGE ON
         SECTION 12(g) OF THE ACT:                      WHICH REGISTERED:
  ----------------------------------------          ------------------------
  Common Stock, par value $.0001 per share                    None

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.

        YES [X]                  NO [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

        The registrant's revenues for the most recent fiscal year were $239,070.

        The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of January 24, 2005, was approximately $8,118,818 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

        As of January 27, 2005, 29,729,650 shares of the registrant's common stock, par value $.0001 per share, were issued and outstanding.

        Documents Incorporated by Reference: None.

                                                TABLE OF CONTENTS

PART I
  ITEM 1    -   DESCRIPTION OF BUSINESS ..................................................................    1
  ITEM 2    -   DESCRIPTION OF PROPERTY ..................................................................   19
  ITEM 3    -   LEGAL PROCEEDINGS ........................................................................   19
  ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................   19

PART II
  ITEM 5    -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .................................   19
  ITEM 6    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ................................   23
  ITEM 7    -   FINANCIAL STATEMENTS .....................................................................   29
  ITEM 8    -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .....   29
  ITEM 8A       CONTROLS AND PROCEDURES ..................................................................   29

PART III
  ITEM 9    -   DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ......   29
  ITEM 10   -   EXECUTIVE COMPENSATION ...................................................................   32
  ITEM 11   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                 MATTERS .................................................................................   35
  ITEM 12   -   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS .....................................   36
  ITEM 13   -   EXHIBITS, LIST AND REPORTS ON FORM 8-K ...................................................   37
  ITEM 14   -   PRINCIPAL ACCOUNTANT FEES AND SERVICES ...................................................   40

  FINANCIAL STATEMENTS ...................................................................................  F-1

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

ITEM 1.     DESCRIPTION OF BUSINESS

                             BUSINESS OF THE COMPANY

GENERAL

        We are a multimedia entertainment company with a focus on developing entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content through our following operating subsidiaries:

            o   Ruffnation Music, Inc. ("Ruffnation Music");
            o   Metropolitan Recording Inc. ("Metropolitan");
            o   Ruffnation Films LLC ("Ruffnation Films");
            o   Snipes Production LLC ("Snipes");
            o   TM Film Distribution, Inc. ("TMF"); and
            o   TriMedia Film Group, Inc ("TFG").

        In addition, we intend to establish a music publishing division, a television production division and a producer/artist management division. We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world's fastest growing consumer entertainment product, the digital video disc ("DVD"). The percentage of DVD unit sales has increased in market share for entertainment content delivery to consumers faster than any format in entertainment history. The DVD has received overwhelming market acceptance and response. The music industry has used the DVD to enhance the sale of its products. Many music fans have responded favorably to concert DVD's and music video DVD's of their favorite artists. It is the vision of Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder, and a pioneer of the Hip-Hop music industry, to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission is to become an independent multimedia entertainment company combining state-of-the-art technologies with creative product that meets the growing demand of today's market.

        As the demand for cost-effective entertainment product, including digitally recorded music, television programming and film, continues to increase, we believe that more of the major entertainment companies, including radio, television, cable, film and Internet service providers, will be turning towards independent entertainment companies to deliver product and programming to improve their profitability and create market share.

        Our principal executive offices are located at 1080 N. Delaware Avenue, 8th Floor, Philadelphia, Pennsylvania 19125 where we have our corporate, recording and film offices and our recording production studio.

FILMS

        Ruffnation Films operates our film division. Ruffnation Films produces, distributes and markets feature-length DVD films and movies, taking projects from initial creative development through principal photography, post-production, distribution and ancillary sales. We believe that fans of Pop, Hip-Hop and Urban Music are active consumers throughout the world, purchasing CDs, DVDs, records, clothes and concert tickets. In addition, members of the Pop and Hip-Hop audience are a highly coveted demographic group targeted by advertising retailers due to their age and spending habits. We believe that outside of traditional Hollywood productions, there is a shortage of "Lifestyle Specific" DVD products for the Pop and Hip-Hop audience.

        Ruffnation Films will produce low budget films with plots and marquee name music artists that are relevant to the mainstream youth culture, particularly the Pop, Hip-Hop and Urban Music audience. Ruffnation Films will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers. Select projects approved by Sony BMG Music Entertainment, Inc. ("Sony BMG") will be produced and distributed through Charles Street, our co-venture with Sony BMG. For each of these projects, Sony BMG will provide the soundtrack component, giving Ruffnation Films access to Sony BMG marquee artists and Sony BMG will advance the cost of producing those soundtracks.

        Pursuant to our international business development strategy, we plan to form joint ventures for co-production of entertainment projects on a territory-by-territory basis. On occasion we will also obtain the rights to distribute and exploit entertainment projects in US and foreign markets as well as co-venture projects for release and development in various media formats.

        Sony BMG Co-Venture

        Charles Street, our co-venture with Sony BMG, will produce and distribute film projects, as well as their related soundtracks, and will produce and distribute CDs and other recorded music projects. Ruffnation Films will supervise the operations of Charles Street on a day-to-day. Pursuant to the terms of the co-venture agreement, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Sony BMG has the right to accept or reject any film in its discretion. Snipes was the first film we produced under the agreement. With respect to the production of films, the term of the agreement will continue until the later of September 30, 2006 or the date we deliver ten films to Sony BMG (the "Film Term"). If Sony BMG determines not to accept or release a particular film, we have the right to enter into an agreement with a third party on terms and conditions approved by Sony BMG. Sony BMG has the exclusive right, throughout the world, to manufacture, market, distribute and exploit on behalf of Charles Street, DVDs and VHS tapes containing these films. Sony BMG will provide its services on terms on which it customarily provides such services to its wholly-owned home video affiliates. Ruffnation Films is responsible for activities relating to production of films on behalf of Charles Street. Costs incurred by Ruffnation Films in connection with the production of films are deemed expenses of Charles Street and are subject to a budget approved by Sony BMG. Sony BMG is responsible for activities relating to marketing, publicity and promotion of home videos on behalf of Charles Street. Sony BMG pays marketing costs in connection with the films. Sony BMG is not obligated to pay or contribute any profit advances, loans, overhead, production or salary costs toward the production of films.

        A distribution fee equal to 20% of net billings on any film project will be paid to Sony BMG out of gross revenues generated by sales of the film. All of Sony BMG's manufacturing and other costs will then be reimbursed out of gross revenues generated by sales of the film. Next, a distribution of profits will be made to Ruffnation Films and to Sony BMG proportionately based on the amount of marketing costs incurred by Sony BMG and the production and marketing costs incurred by Ruffnation Films. The parties shall receive this distribution until all such costs have been reimbursed out of the profits of the film. Any additional profits will be paid 50% to Sony BMG and 50% to Ruffnation Films.

        At any time during the 30-day period commencing eighteen months following the date of expiration or termination of the Film Term or, for every two-year period thereafter, for the 30-day period commencing on each biennial anniversary of the termination or expiration of the Film Term, either Ruffnation Films or Sony BMG will have the option to trigger a sale of either its or the other party's interest in the film venture of Charles Street. Either party electing this option will send written notice to the other party stating the price at which the electing party wishes to sell its interest. The offeree will then have the obligation to either purchase all of the offeror's interest in the Charles Street film venture at such price or sell its interest in the Charles Street film venture at such price. The offeree will have 30 days after receipt of such written notice to make its election to purchase the offeror's interest or to sell its interest. If the offeree does not notify the offeror of its election prior to the expiration of the 30-day period, the offeree shall be deemed to have elected to sell its interest.

        The agreement will allow us to be one of only a small group of independent entertainment companies nationally to have a co-venture with one of the five largest international entertainment companies that dominate the world market.

        Certain aspects of the Sony BMG Co-Venture relating to our music division are set forth below.

        Film Production

        Our goal is to produce quality films in the low budget range with total costs of $300,000 to $2,000,000 per film. Our current strategic plan calls for the production or co-production of three to five films annually. Our ability to execute this plan is dependent upon our ability to raise additional financing necessary to fund such productions. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films. In Fiscal 2001 and Fiscal 2002, Ruffnation Films produced one film entitled Snipes. Ruffnation Films did not produce any films in Fiscal 2003 or Fiscal 2004. In September 2002, Snipes opened in theaters in New York, Philadelphia, Washington D.C., Detroit, Atlanta and Baltimore. Snipes has received numerous acclaims, including a three-out-of-four star rating by the Philadelphia Inquirer's movie critic. Snipes premiered at the Philadelphia Film Festival in April 2002 and was awarded Best Feature Film and was the official selection of the 2001 Toronto International Film Festival. Snipes is Richard Murray's directorial debut and stars Nelly, a Grammy award winning hip-hop artist with approximately 17 million album sales worldwide, Dean Winters of HBO's OZ, J.D. Williams, Sam Jones III, Schoolly D and Frank Vincent. On February 25, 2003, the Snipes DVD was released for commercial sale and distribution through Charles Street. In Fiscal 2005, we re-released Snipes as a combination DVD/CD package through Charles Street for distribution in the U.S. consumer market in connection with Nelly's concert tour. Additionally, in Fiscal 2005, we intend to release a film entitled Train Ride through Charles Street and to commence production of our new movie, Four Point Play. TrainRide is an urban drama that follows the harrowing events on a college campus and stars Wood Harris (HBO's The Wire), Russell Hemsby (ESPN's Playmakers) and hip-hop star MC Lyte.

        Sony BMG is obligated to deliver quarterly reports to us within forty-five days following the end of each quarter and annual financial statements to us within ninety days following the end of each calendar year. Through June 30, 2004, the last quarter for which a report has been received, Sony BMG reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,346,912 and net profits of $1,143,228, of which our portion is $946,972. There were no additional payments received from Sony BMG in Fiscal 2004. In November 2004, Snipes was re-released as a combination DVD/CD package in the U.S., United Kingdom and various European territories. Although we may receive additional payments from Charles Street in Fiscal 2005 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

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

        Distribution

        Ruffnation Films' projects that are not distributed through Charles Street may be distributed in the United States through RED Distribution, Inc. ("RED"), Sony BMG's independent distribution system, and through up to 17 licensees who service the industry throughout the world. Accordingly, we anticipate that each project will have global distribution either through Charles Street or through independent distribution. The end product at retail will be a DVD/CD package that will have a retail price estimate of approximately $29.99 to $34.99 with an approximate $16 to $20 wholesale price. Our sales goal is 500,000 to 1,000,000 units worldwide for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers. In addition, when the opportunity arises we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

        Currently there have been very few products released in the DVD/CD combination package. It is very uncommon for major and independent distribution companies in film and music to come together on one product for distribution. Historically, film companies have been reluctant to give DVDs to music companies and music companies have been reluctant to give CDs to film companies for distribution. Our goal is to effectively pioneer this format and become a leader in this marketplace. Each film project will have the potential to allow us to capitalize on multiple potential revenue streams for each of our business operations.

        Keydata Media & Marketing 1 LLP Distribution

        In Fiscal 2004, we formed two wholly owned subsidiaries, TM Film Distribution Inc. ("TMF") and TriMedia Film Group, Inc. ("TFG") for the independent purposes of alternative film development, distribution and financing.

        In October 2004, TFG and Keydata Media & Marketing 1 LLP ("KMM") entered into a Sale and Purchase Agreement pursuant to which KMM is entitled to acquire the rights to exploit any TFG film produced during the eight year term of the agreement for a period of fifty years in exchange for a licensing fee of (pound)1000. KMM may exploit the films that it acquires through pay or public television, theatrical release, airlines, ships or non-theatrical presentations. As of the date of this report, TFG has not yet produced any films.

        In October 2004, TMF also entered into a Distribution Agreement with KMM pursuant to which TMF shall have the rights to distribute KMM films for a period of 15 years and TMF shall pay KMM fifty percent of the gross receipts after recoupment of participant deferments and distribution expenses. Additionally, KMM is required to deposit payments into a Printing and Advertising fund in such amounts as the parties shall agree. This fund shall be used to reimburse TMF for printing, advertising and exploitation expenses incurred under the agreement. TMF must provide KMM with a marketing plan and budget for each film and supporting documentation for each expenditure in order to receive reimbursement of these expenses. As of January 2005, TMF has received (pound)11,646,835 to be utilized for printing and advertising of KMM films distributed pursuant to this Distribution Agreement. TMF has discretion regarding the manner of distribution for each film. As of the date of this report, KMM has not yet acquired any films from TFG that can be distributed pursuant to this agreement.

        Pay and Free Television Distribution

        We intend to license our own productions and productions acquired from third parties to the domestic and international marketplace on a project basis through Sony BMG or independent distributors on a territory-by-territory basis.

        On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC ("GAP") pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a group of Sony and they have negotiated a term sheet agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series.

MUSIC

        Ruffnation Music operates our music division. We believe that the next five years will offer important opportunities for the organization and growth of viable, newly created record companies. We believe that such companies will be more competitive because they have the ability to be flexible, responsive and are not constrained by the typical large company bureaucracy.

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

        Sony BMG Co-Venture

        During the period ending on the later of the Film Term and the expiration of the term of the distribution agreement which we anticipate entering into with RED (the "Label Term"), Sony BMG has the exclusive right, on an artist by artist basis and subject in each case to our written approval, which we may not unreasonably withhold, to require any record label owned or controlled by Ruffnation Films or Christopher Schwartz to transfer to Charles Street all of its or his rights and obligations in and to any particular recording artist (each a "Designated Artist") whose records have been distributed by RED. Sony BMG has no obligation to accept, and we have no right to require them to accept, any of our artists as Designated Artists.

        Subject to the terms and conditions of the co-venture agreement, Sony BMG has the exclusive right, throughout the world, to manufacture, market, distribute and exploit records and soundtracks containing musical performances of Designated Artists on the terms which Sony BMG customarily provides such services to its wholly-owned record labels. If Sony BMG decides not to manufacture, market or distribute a record or soundtrack relating to one of our films, then we may enter into a contract with a third party.

        During the Label Term, provided there are no material defaults, Sony BMG will extend a loan to Charles Street through a line of credit to fund all recording costs, advances and royalties relating to the creation, marketing and exploitation of records and soundtracks. These costs shall be deemed expenses of Charles Street. In order to secure its obligation to repay these loans, Charles Street granted to Sony BMG a first priority security interest in all of the assets of Charles Street.

        During the Label Term, neither Ruffnation Films, Christopher Schwartz nor any entity owned or controlled by Ruffnation Films or Christopher Schwartz, will furnish the services of any artist to any person or entity except Sony BMG, with the exception of the independent labels discussed below, unless Sony BMG consents to such action. At the end of the Label Term, we will no longer be required to furnish the services of our artists to Sony BMG or Charles Street. Sony BMG is obligated to license to Charles Street master recordings owned or controlled by Sony BMG for inclusion in films, home videos and soundtracks.

        Sony BMG will pay all manufacturing and marketing costs associated with each record or soundtrack produced by Charles Street, which costs will be expenses of Charles Street. A distribution fee equal to 20% of net billings on any recording project will be paid to Sony BMG out of gross revenues generated by sales of the recording. Any loans advanced by Sony BMG pursuant to the line of credit will be repaid out of gross revenues generated by sales of the recording provided that, Ruffnation Films may receive 50% of its share of the profits relating to any artist agreement for which Charles Street has recouped all expenses. All remaining profits derived from the sale of records and soundtracks will be distributed 50% to Sony BMG and 50% to Ruffnation Films.

        At any time during the 30-day period commencing eighteen months following the date of expiration or termination of the Label Term or, for every two-year period thereafter, for the 30-day period commencing on each biennial anniversary of the termination or expiration of the Label Term, either Ruffnation Films or Sony BMG will have the option to trigger a sale of either its or the other party's interest in the recording venture of Charles Street. Either party electing this option will send written notice to the other party stating the price at which the electing party wishes to sell its interest. The offeree will then have the obligation to either purchase all of the offeror's interest in the recording venture of Charles Street at such price or sell its interest in the recording venture of Charles Street to the offeror at such price. The offeree will have 30 days after receipt of such written notice to make its election to purchase the offeror's interest or to sell its interest. If the offeree does not notify the offeror of its election prior to the expiration of the 30-day period, the offeree shall be deemed to have elected to sell its interest.

        Independent Label

        Our co-venture agreement with Sony BMG permits us to form independent record labels to develop recording projects with artists and producers independent of Charles Street. On occasion, we will identify artists and producers that have a niche market segment that can be developed to create popularity and recognition for a new creative talent. Many of these acts will require little or no artist or producer advances and little or no recording costs. Our independent labels will have a flexible style of deal making involving different profit participation levels with artists and co-ownership of masters and licensed masters. We believe that our independent labels will be distributed by RED and a network of distributors in Europe and Asia.

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

        The Rock and Pop music genres will enable us to compete in a market segment comprising approximately 34% of gross business in the United States record industry. Likewise, activity in the Rap/Hip-Hop, R&B/Urban segment of the market will put us into an additional approximately 24% of gross business in the United States record industry. We may seek to develop operations that will address the remaining segments of the market, which includes jazz, Latin and other musical styles.

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

MUSIC PUBLISHING

        We intend to establish a music publishing operation. Music publishing involves the acquisition of rights to the exploitation of musical compositions as opposed to musical recordings. Principal sources of revenue are royalties from the reproduction of musical works on cassette tapes, CDs, DVDs, license fees from the radio and television broadcast (i.e., public performances) of such musical works, and film soundtracks of recordings embodying the compositions concerned.

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

STUDIO OPERATIONS

        Metropolitan operates our studio operations, which provides support for the in-house recording of our artists. Metropolitan has access to an audio recording facility that provides us with "start to finish" music recording services.

        We intend to provide audio recording services to the music industry, including national and international recording companies, independent record producers and other entities which request the services of the recording facilities. The studio operations will seek to combine technological expertise and creative, experienced management in the state-of-the-art commercial recording facilities.

        Metropolitan has access to a studio and is capable of tracking to tape or digitally. The studio features custom acoustical design treatments, which provide a critically accurate listening environment. The studio's equipment includes:

            o   a 72-input SSL Series 9000;
            o   a top-of-the-line recording/mixing console;
            o   two Studer A-827 2-inch tape machines;
            o   two ProTools 5.1 Mix Plus Cubes; and
            o   Quested Q212s monitors.

        Metropolitan also has access to a vintage Helios console. The Helios provides a rare and unique analog sound and is one of only 500 in existence. Metropolitan also includes fully equipped digital film and editing facilities for film, video and television productions. We view the sound studios principally as a catalyst to attract artists and to record their products in-house. It is our intention to sell studio time when the studios are not in use for in-house production.

                               INDUSTRY BACKGROUND

THE RECORDED MUSIC INDUSTRY

        The recorded music industry has experienced substantial revenue growth since its inception and is dominated by four major international entertainment companies:

            o   Universal Music Group;
            o   Time Warner Inc.;
            o   Sony BMG Corp.; and
            o   EMI Group PLC.

        In the late 1940's, record retail sales amounted to only $48 million annually. By 1970, sales had grown to nearly $1.7 billion annually. By way of current comparison, the Recording Industry Association of America ("RIAA") reported the sound recording domestic market in 2003 to be $11.8 billion. The International Federation of Phonographic Industry ("IFPI"), an organization that represents the recording industry worldwide, reported recorded music sales worldwide of $32 billion in 2003. This revenue growth has resulted from a combination of factors, the most important of which has been rapidly developing technology. Since 1984, the value of sales industry wide has increased at a faster rate than unit volume growth, due in part to the introduction and acceptance of CDs, which are priced substantially higher than vinyl records and tapes. CDs represented 87.8 percent of all units shipped in 2003. IFPI reports that sales of recorded music in 2003 to be largest in the United States, Japan, United Kingdom, Australia, Germany, France and Canada. The proportion of global music sales accounted for by the world's top ten markets was 85 percent in 2003. Globally, music video sales increased by 46.6 percent in 2003, boosted by the DVD music video, which grew 67 percent. The United States represents approximately 37 percent of the total world music market. The RIAA reports that, in 2003, Rock remained the most popular genre of music in the United States with
25.2 percent of the market followed by Rap/Hip-Hop with 13.3 percent, R&B/Urban with 10.6 percent, Country music with 10.4 percent, Pop with 8.9 percent, Religious with 5.8 percent, Classical with 3.9 percent and Jazz with 2.9 percent of all music items purchased.

        Both the RIAA and IFPI reported that the increased availability of free music via mass digital copying and internet piracy have had a substantial negative impact on the recorded music industry in 2003 and the industry is aggressively pursuing strategies to resolve the erosion of unit shipments and sales in the world market. In 2003, digital copying and Internet piracy have resulted in an approximate 7.6 percent decline in worldwide revenues as well as an approximate 6.5 percent decline in units sold worldwide. This decline continued in 2004.

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

        Foreign record sales account for over one-half of worldwide record sales. English versions of popular hits have achieved acceptance and success throughout the globe. Examples are the foreign chart successes of such artists as Outkast, 50 Cent, R.E.M., Ludacris, Alicia Keys and many others. Generally, the U.S. record industry is expanding its international liaisons through worldwide licenses.

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

THE FEATURE FILM INDUSTRY

        General

        The feature film industry encompasses the development, production and distribution of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including:

            o Universal Pictures, Warner Bros. (including New Line Cinema and Castle Rock Entertainment);

            o Twentieth Century Fox, Sony BMG Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group);
            o   Paramount Pictures;
            o The Walt Disney Company (including Buena Vista Pictures, Touchstone Pictures and Miramax Film Corp.); and
            o Metro-Goldwyn-Mayer Inc. (including MGM Pictures, United Artists Pictures Inc., Orion Pictures Corporation and Goldwyn Entertainment Company).

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

        The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner, Sony BMG, EMI, Disney, Viacom and numerous independent companies. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Interscope, Sony BMG and EMI. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming.

EMPLOYEES

        As of October 31, 2004, we had eight full-time employees in our operations. We use and plan to continue using independent consultants, producers, professionals and contractors on an as needed basis. Upon obtaining additional financing, we will hire additional employees in connection with the production of our recorded music and film productions. We believe that our employee and labor relations are good. Our full-time employee is not a member of any union. On film projects, we may employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees, the Screen Actors Guild and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay in our release of new films and thereby could adversely affect our cash flow and revenues.

RISK FACTORS

        In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

        WE NEED TO OBTAIN FINANCING IN ORDER TO CONTINUE OUR OPERATIONS.

        On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2006 if we do not raise at least $10,000,000 from the sale of our securities or other financing means. While we are in discussions and have entered agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

        AS OF OCTOBER 31, 2004, WE HAD APPROXIMATELY $2,165,255 IN INDEBTEDNESS AND APPROXIMATELY $3,425,599 IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES; IF WE ARE UNABLE TO SATISFY THESE OBLIGATIONS, THEN OUR BUSINESS WILL BE ADVERSELY EFFECTED.

        As of October 31, we had indebtedness in the aggregate principal amount of approximately $2,165,255 and accounts payable and accrued expenses of approximately $3,425,599. Approximately $5,591,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months and a portion of the net proceeds of any additional financing will be used to pay down accounts payable and accrued expenses. Approximately, $1,199,000 of this indebtedness consists of amounts owed to our Chief Executive Officer pursuant to demand promissory notes. Approximately $781,613 of this indebtedness consists of amounts owed to third party lenders pursuant to a promissory note that matures on October 31, 2005. Approximately $184,602 is owed to a third party lender pursuant to promissory notes that are due and payable on demand. In addition, we are presently in technical default on a $162,000 loan which we received from a bank. As of January 24, 2005, the outstanding balance of this loan was $129,260. Although we have made all required payments under this loan and the bank has not taken any action with respect to this technical default, if the bank elected to exercise its rights under its security agreement, it could foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely effect our operations. In addition, due to our present lack of liquidity, we have not had the ability to pay approximately $3,425,599 of accounts payable and accrued expenses.

        WE ARE DEPENDENT ON THE OPERATIONS OF CHARLES STREET, A CO-VENTURE WHICH WE OPERATE WITH SONY BMG, FOR A SUBSTANTIAL PORTION OF OUR REVENUES.

        We entered into a co-venture agreement with Sony BMG, a major international entertainment company. We intend to release a series of DVD films and soundtrack records through this co-venture, Charles Street. While we also plan to independently distribute records under private labels, we will depend on Charles Street for a substantial portion of our revenues. There is no assurance that we will obtain sufficient financing or that Charles Street will be funded sufficiently to enable us to produce each DVD film and record we intend to release. Any failure to produce each DVD film and soundtrack record which we intend to release will have a material adverse effect on our business, results of operations and financial condition. Pursuant to the terms of the co-venture agreement with Sony BMG, the final decision regarding whether or not a particular film project or soundtrack is made through Charles Street is in the discretion of Sony BMG. If Sony BMG determines that it does not want to produce our projects through Charles Street, then we will be forced to produce these projects independently and they will not obtain the benefits of the marketing and distribution support of Charles Street. It will be significantly more difficult for us to produce and distribute such projects. In addition, pursuant to the co-venture agreement, we will refer recording artists to Charles Street for the production, marketing and distribution of CDs and other recordings. Sony BMG has the exclusive right, on an artist-by-artist basis, to require us to assign our contract rights to work with a recording artist to Charles Street. Charles Street will then have the exclusive right, throughout the world to exploit any recordings made by such artists. If Sony BMG determines that it does not wish to produce and distribute recordings made by our artists through Charles Street, then we will be forced to produce these CDs through our independent label and distribute them through RED, Sony BMG's independent label distribution channel, and we will not obtain the benefits of the marketing and distribution support of Charles Street for these projects. Accordingly, it will be more difficult for us to produce and distribute such projects.

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

        WE HAVE A HISTORY OF LOSSES AND EXPECT THAT LOSSES MAY CONTINUE IN THE FUTURE.

        Our net loss for the fiscal year ended October 31, 2004 totaled $4,777,612 compared to a net loss of $6,586,034 for the fiscal year ended October 31, 2003 and a net loss of $890,776 for the ten months ended October 31, 2002. In addition, we had negative working capital of $4,216,349 at October 31, 2004 and experienced negative cash flow from operations of $2,468,710 during the fiscal year ended October 31, 2004. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2005. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected.

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

        OUR SUCCESS WILL DEPEND ON EXTERNAL FACTORS IN THE MUSIC AND FILM INDUSTRIES.

        Operating in the music and film industries involves a substantial degree of risk. Each planned music project or film production is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a music project or a film production also depends upon:

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

        OUR SUCCESS WILL BE LARGELY DEPENDENT UPON OUR KEY EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL.

        Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher Schwartz. The loss of Mr. Schwartz's services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them. Although Mr. Schwartz has entered into an employment agreement with us, and owns approximately 46% of our issued and outstanding common stock on an as-converted basis, there is no assurance that Mr. Schwartz will continue his employment with us. Although we believe that we would be able to locate a suitable replacement for Mr. Schwartz if his services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

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

        WE WILL DEPEND ON THE CONTINUED POPULARITY OF POP OR URBAN MUSIC.

        We plan to produce records in multiple genres of music including pop, neo-classical soul and hip-hop. Our proposed artists will be primarily in this segment of the market. If tastes move away from this type of music and we do not develop any alternatives, then we may not be able to sell enough entertainment products and services to be profitable. Although we believe that this sector will continue to grow, consumer taste is unpredictable and constantly changing, and we cannot predict with any certainty that this segment will continue to remain popular.

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

        WE WILL BE IN COMPETITION WITH COMPANIES THAT ARE LARGER, MORE ESTABLISHED AND BETTER CAPITALIZED THAN WE ARE.

        The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner Inc., Sony BMG, EMI, Disney and Viacom. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Interscope, Sony BMG, EMI and numerous smaller independent companies. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming. Many of our competitors have:

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

ITEM 2.     DESCRIPTION OF PROPERTY

        Our corporate headquarters is located at 1080 N. Delaware Avenue, Philadelphia, Pennsylvania 19125 and occupies approximately 10,500 square feet of space under a four-year lease agreement that expires on December 31, 2008. We are obligated to pay rent of $9,625 per month during the first two years of the term of this lease agreement and $10,500 per month during the last year of the term of this lease agreement. We have an option to extend the lease for a period of two years after the end of the initial term at a monthly rent of $10,815 during the first year of the extension and a monthly rent of $11,139 during the second year of the extension.

        In November 2004, we assigned our rights under our existing office lease for 101 Charles Drive, Bryn Mawr, Pennsylvania to Handel Tucker, an unaffiliated party who has agreed to assume our obligations under this lease. As part of this agreement, we agreed to maintain our recording studio equipment and fixtures at these premises throughout the term of the assumed lease. The assignee has the right to use the recording studio for 21 days per month and we retain the right to use the recording studio for all remaining days in any calendar month provided that we are required to provide the assignee with no less than 30 days notice of our intent to use the recording studio for three or more consecutive calendar days. We are obligated to pay one third of all costs of maintaining the recording studio equipment and fixtures in good working order as well as one third of all utilities costs and the cost of the security system on the premises.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "TMEG.OB".

Market Information

        On June 14, 2002 our predecessor, US Patriot, Inc., filed Form 8-A12G with the Securities and Exchange Commission registering shares of our common stock under the Exchange Act. Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board on July 22, 2002. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended October 31, 2004 and October 31, 2003 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 14-for-1 forward stock split that occurred on October 7, 2002.

Fiscal Year ended October 31, 2004    High Bid    Low Bid
----------------------------------    --------    -------
Quarter ended:
    January 31, 2004                  $   2.84    $   .99
    April 30, 2004                        2.54       1.27
    July 31, 2004                         1.70        .64
    October 31, 2004                       .89        .51

Fiscal Year ended October 31, 2003    High Bid    Low Bid
----------------------------------    --------    -------
Quarter ended:
    January 31, 2003                  $   1.60    $  1.25
    April 30, 2003                        1.20       1.10
    July 31, 2003                         1.15       1.06
    October 31, 2003                      1.15       1.02

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On January 26, 2005, the closing bid price for our common stock was $0.33 per share.

Holders

        As of January 27, 2005, we had 57 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Stocktrans, Inc. We estimate that there are approximately 6,000 stockholders holding their shares in nominee name.

Dividends

        To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

        On October 9, 2002, pursuant to the Employment Agreement that we entered into with Christopher Schwartz, we granted Christopher Schwartz the option to purchase up to 5,786,707 shares of our common stock pursuant to Section 4(2) of the Securities Act. The exercise price per share of these options is equal to the closing price of our common stock on the respective dates that the options vest, as follows:

            o 750,000 shares vested upon the commencement of Christopher Schwartz' employment on October 9, 2002 at an exercise price of $1.50 per share;
            o 825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;
            o 907,500 shares vested on October 9, 2004 at an exercise price of $0.75 per share;
            o   998,250 shares vest on October 9, 2005;
            o   1,098,075 shares vest on October 9, 2006; and
            o   1,207,882 shares vest on October 9, 2007.

        In order to exercise each tranche of these options, Mr. Schwartz must be employed by us on the respective date that each such tranche vests.

        On March 23, 2004, pursuant to the Employment Agreement that we entered into with Daniel J. B. Taylor, we granted Mr. Taylor the option to purchase up to 6,000,000 shares of our common stock pursuant to Section 4(2) of the Securities Act. The exercise price per share of these options is $1.75, the closing price of our common stock on date of Mr. Taylor's employment agreement. Mr. Taylor's options vest as follows:

            o 2,000,000 shares vested upon the commencement of Mr. Taylor's employment on March 23, 2004;
            o 2,000,000 shares vest upon the completion and funding of an initial public offering of our common stock in the United Kingdom; and
            o 2,000,000 shares vest upon completion of ten films by the Company in a form which can reasonably be regarded as being capable of being exhibited or sold in DVD format to the general public.

        In order to exercise each tranche of these options, Mr. Taylor must be employed by us on the respective date that each such tranche vests.

        Neither of these compensation arrangements has been approved by our stockholders. There were no other securities authorized for issuance under equity compensation plans at January 26, 2005.

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

        On January 12, 2004, the outstanding principal balance of this promissory note in the amount of $168,787, was converted into 168,787 shares of our common stock and the promissory note was canceled. We paid all accrued interest on the principal balance of the promissory note in cash.

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

        In January and February 2004, we issued and sold an aggregate of 500,000 shares of our common stock at an offering price of $1.00 per share to three accredited investors pursuant to Rule 506 promulgated under the Securities Act.

        In February and March 2004, we issued and sold an aggregate of 1,090,000 shares of our common stock at an offering price of $1.00 per share to four accredited investors pursuant to Rule 506 promulgated under the Securities Act. Additionally, in March 2004, we received a subscription for the sale of 75,000 shares of our common stock at an offering price of $1.00 per share. These shares were subsequently issued in May 2004 to one accredited investors pursuant to Rule 506 promulgated under the Securities Act.

        On March 23, 2004, we entered into an employment agreement with Daniel
J. B. Taylor. Pursuant to the terms of the employment agreement Mr. Taylor was appointed as our President and Chief Executive Officer of European Operations and we granted Mr. Taylor the option to purchase up to 6,000,000 shares of our common stock pursuant to Section 4(2) of the Securities Act. The exercise price for these options is $1.75 per share, the closing price of shares of our common stock on March 23, 2004 and is subject to adjustment based on the market price of our shares of common stock. Upon the execution of the employment agreement, options immediately vested to purchase 2,000,000 share of our common stock. In addition, options to purchase 2,000,000 shares of our common stock vest upon the completion and funding of an initial public offering of our shares of common stock in the United Kingdom and options to purchase 2,000,000 shares of our common stock vest upon our completion of ten films in a form which can reasonably be regarded as being capable of being exhibited or sold in DVD format to the general public. In order to exercise each of the foregoing tranches of these options, Mr. Taylor must be employed by us on the vesting dates pursuant to the terms of the employment agreement.

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

        On August 24, 2004, we entered into the agreement with GAP pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. Pursuant to the terms of the agreement, GAP has purchased, in several transactions, an aggregate of 1,505,539 shares of our common stock at an aggregate purchase price of $978,600. We sold these shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

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

OVERVIEW

        We are a multimedia entertainment company that has film and music operations. During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. We have recently re-released Snipes as a combination DVD/CD package through Charles Street. In Fiscal 2005, we also plan to distribute Train Ride, a film produced by a third party, and to commence production of our new movie, Four Point Play. We also anticipate assisting GAP in the multimedia exploitation of the New Captain Scarlet series.

        Since October 31, 2004, we have received net proceeds of approximately $141,921 from private placement offerings and a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP. Despite these cash receipts, we presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2003 and Fiscal 2004, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2005, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2005 or continue to implement our business plan.

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

RESULTS OF OPERATIONS

Year Ended October 31, 2004 (Fiscal 2004) vs. Year Ended October 31, 2003 (Fiscal 2003)

                                          FISCAL 2004    FISCAL 2003      $CHANGE
                                          -----------    -----------    -----------
Net Loss                                   (4,777,612)    (6,586,034)    (1,808,422)
Net Loss From Operations                   (4,782,312)    (6,612,954)    (1,830,642)
Net Revenues                                  239,070      1,102,060       (862,990)
Direct Costs                                   41,314      3,897,664     (3,856,350)

                                          FISCAL 2004    FISCAL 2003      $CHANGE
                                          -----------    -----------    -----------
Operating Expenses                          4,980,068      3,817,350      1,162,718
Other Income                                    4,700         26,920        (22,220)

        The decrease in Net Loss From Operations in Fiscal 2004 was primarily due a decrease in amortization of capitalized film costs associated with the film Snipes of $3,694,162 and lower capitalized film costs in Fiscal 2004 due to the fact that we had decreased production activity in Fiscal 2004.

        The decrease in Net Revenues in Fiscal 2004 was due to the fact that we did not release any new films in Fiscal 2004 and we generated substantially all revenue that we expect to generate with respect to the original release of the Snipes DVD in Fiscal 2003. We recently re-released Snipes and presently expect to distribute Train Ride, a film produced by a third party, in Fiscal 2005.

        The decrease in Direct Costs for Fiscal 2004 was mainly the result of the amortization of $3,694,162 of capitalized film costs associated with the Snipes film in Fiscal 2003 and decreased production activity in Fiscal 2004 due to our lack of liquidity. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, amortization expense, studio supplies and support services.

        The increase in Operating Expenses in Fiscal 2004 was primarily due to an increase of $ 197,753 due to the establishment and operation of our European office, an increase of $205,168 due to fees and expenses incurred in connection with financings, an increase of $673,205 due to a loss on impairment of the recording studio leasehold improvements, an increase of $554,131 in salary expense due to our hiring of additional employees and an increase of $201,829 in travel and entertainment expenses incurred due to domestic and international business development and financing activities. These increased expenses were offset by a decrease of $91,409 in consulting expenses, a decrease of $350,629 in professional fees and a decrease of $171,449 in interest expense, which reflects the fact that the Trident loan was repaid in Fiscal 2004 and there was a significant decrease in the interest rate on $435,000 of term loans. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities and travel.


OFF-BALANCE SHEET ARRANGEMENTS

        There were no off-balance sheet arrangements during the fiscal year ended October 31, 2004 that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.


CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                                           FISCAL 2004    FISCAL 2003      $CHANGE
                                          -------------   -----------   -------------
Cash Flows From Operating Activities      $  (2,468,710)  $  (252,411)  $  (2,216,299)
Cash Flows From Investing Activities             86,943        19,234          67,709
Cash Flows From Financing Activities          2,552,778       219,493       2,333,285

        The use of cash from operations in Fiscal 2004 was due primarily to our Net Loss and a decrease in advances from Sony, principally offset by non-cash charges for depreciation and amortization of $188,897, loss on impairment of $673,205, an increase in amounts payable and accrued expenses of $1,107,590, warrants issued for services and accounting fees of $247,300 and stock issued in payment of expenses of $222,500.

        In Fiscal 2004, cash provided by investing activities represented monies advanced to us by our principal stockholder. In Fiscal 2004, financing activities provided $123,000 from the issuance of demand notes payable and $2,501,683 from the sale of or common stock.

        At October 31, 2004, we had approximately $185,096 in cash. At January 26, 2005, we had approximately $386,461 in cash. We do not believe that the amount of cash that we had on hand at January 26, 2005 is sufficient to fund our operations through January 31, 2006. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2005, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in discussions with a United Kingdom broker regarding a potential listing on the Alternative Investment Market ("AIM") in London. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through January 31, 2006. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

        On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the "Loan Agreement"). The Loan Agreement established a loan facility in the maximum aggregate principal amount of (pound)1,628,055 (the "Facility") that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down (pound)1,500,000 of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or (ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution's obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by KMM on behalf of TM Film Distribution, as more fully described in Business of the Company - Film Division - Keydata Media & Marketing 1 LLP Distribution Arrangement. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP.

        In August 2004, we engaged Brockington Securities, Inc. as our financial advisor and investment banker pursuant to which we issued them 250,000 shares of our common stock. In February 2005, we expect to receive $270,000 (net of commissions of $30,000) from a private placing offering for which Brockington acted as placement agent.

        We derived a significant portion of our net revenues in Fiscal 2003 and Fiscal 2004 from our Charles Street joint venture related to the sale of the feature film Snipes, which was released on DVD/Home Video by Sony BMG on February 25, 2003. In Fiscal 2004, there was a significant decrease in net revenues due to the decline in revenues from Snipes and our failure to release any new movies or entertainment content. Under the terms of the co-venture agreement with Sony BMG, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Snipes was the first film we produced under the agreement. Sony BMG will advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony BMG from the sales of products released by Charles Street. Sony BMG has the right to accept or reject any film in its discretion. Substantially all of the $1,149,584 in Net Revenues which we generated in Fiscal 2003 and the $239,070 of Net Revenues which we generated in Fiscal 2004 represented revenues primarily from sales to rental outlets and limited retail sales of the feature film Snipes.

        Through June 30, 2004, Sony BMG has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,441,323 and net profits of $1,149,557, of which our portion is $953,627. As of the date of this report, we have not received additional financial information from Sony BMG relating to amounts due to Charles Street for Snipes. We anticipate receiving financial information from Sony BMG relating to Charles Street for the period ending December 31, 2004, however, we do not anticipate receiving significant additional revenues related to Snipes. Although we may receive additional payments from Charles Street in Fiscal 2005 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

        On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC ("GAP") pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a group of Sony and they have negotiated a term sheet agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series.

        As consideration for services provided under this agreement, we will receive a fee equal to five percent of the gross cash receipts realized by GAP from Sony's exploitation of the New Captain Scarlet Series (excluding revenues generated by sub-agents or distributors appointed by Sony, if any). In addition, GAP is obligated to purchase an aggregate of 1,538,462 shares of our common stock in a private placement offering at an aggregate purchase price of $1,000,000. During the period from September 2004 through January 2005, GAP purchased 1,505,539 of these shares and remains obligated to purchase 32,923 shares of our common stock. Pursuant to the agreement, we also have a five-year option to purchase up to $1,000,000 of GAP's capital stock at a 15% discount to the value of the shares on the date that the option is exercised.

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

        In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at January 25, 2005 was approximately $129,260. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our October 31, 2004 Consolidated Balance Sheet.

        In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $3,425,599 that are presently past due.

        We also have other obligations that mature or may mature in the next twelve months.

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

        On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from April 30, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and accrued on the balance of $654,906. In January 2005, the promissory note was further amended to extend the maturity date from September 30, 2004 until September 30, 2005. The promissory note is secured by a Copyright Royalty and Security Agreement between the parties and a second lien security interest in all of Snipes' ownership interest in the motion picture Snipes.

        On March 24, 2003, we received a $12,500 loan and issued a promissory note to 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand which accrues interest at the rate of 10% per annum. In June 2003, we received a short-term loan in the aggregate principal amount of $67,102 from 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand that bears interest at 12% per annum. In July 2003, we received a short-term loan in the aggregate principal amount of $17,000 from 1025 Investments, Inc. The obligation is documented by a promissory note payable on demand that bears interest at 12% per annum. In August 2003, we repaid $35,000 of these loans and $61,602 presently remains outstanding.

        We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2004, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $325,040 to us and our operating subsidiaries. We have repaid $226,000 of the principal amount of these loans.

        Accordingly, approximately $5,500,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

        The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $10,000,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of future film production under the Charles Street co-venture with Sony, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.

        These matters raise substantial doubt about our ability to continue as a going concern. We will need to raise significant additional funding in order to satisfy our existing obligations and to fully implement our business plan. There can be no assurances that such funding will be available on terms acceptable to us or at all. If we are unable to generate sufficient funds, particularly at least $10,000,000, then we may be forced to cease or substantially curtail operations.

        We do not pay and do not intend to pay dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business. Accordingly, our stockholders may only receive income from the appreciation in our stock price, if any.

ITEM 7.     FINANCIAL STATEMENTS

        Our consolidated financial statements for Fiscal Years 2004 and 2003 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-21.

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

ITEM 8A.    CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of October 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and then Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended October 31, 2004.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

        The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of January 26, 2005.

        Name                     Age   Current Position(s) with Company
        --------------------     ---   --------------------------------------
        Christopher Schwartz     44    Chief Executive Officer, Treasurer and
                                       Director

        Daniel J.B. Taylor       45    President

        Shawn Taylor             42    Chief Financial Officer

        Richard Murray           46    President of Ruffnation Films LLC

        Ernest J. Cimadamore     43    Secretary, President of Ruffnation
                                       Music, Inc.

        Joseph Safina            37    Vice Chairman

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

        A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:

        CHRISTOPHER SCHWARTZ, CHAIRMAN OF THE BOARD OF DIRECTORS AND CEO -
Mr. Schwartz was elected as a member of our Board of Directors and was appointed as our Chief Executive Officer in October 2002. Mr. Schwartz began in the music field as a performer and started his experience in the record industry as a promoter of musical talent for clients such as Priority and Island Records. He is credited as one of the first record industry executives to 'crossover' hip-hop to mainstream pop with the artist Schooly D. In 1989, he and his partners formed Ruffhouse Records with a production and distribution deal with Columbia Records, a division of Sony. As CEO of Ruffhouse, he achieved international fame, with multimillion unit album sales, Billboard charting topping acts and success of groups such as Cyprus Hill, Kriss Kross and The Fugees. The Fugees are credited by the Recording Industry Association of America with the biggest selling hip-hop album of all time by a group. He is also credited with discovering and producing the multi-Grammy award winning artist Lauryn Hill. In 1999, Ruffhouse was sold to Sony and Mr. Schwartz formed Ruffworld Entertainment Group. As Founder and CEO of Ruffworld Entertainment, Mr. Schwartz' vision of a multimedia entertainment company developing music and film with musical content was born. Through its recording division, Ruffworld Entertainment established a joint venture record label with Warner Brothers. Its film division recently completed the DVD film, Snipes, starring Nelly, a Grammy award winning hip-hop artist with over 17 million album sales. Mr. Schwartz has developed, produced or discovered artists that have achieved over 100 million unit sales and approximately $1 billion in sales over his career to date. As a leader in the music industry, he has been recognized by Forbes, The Wall Street Journal, The New York Times, CNN, CNBC and industry publications such as Billboard, Vibe, Hits, Rolling Stone, The Hollywood Reporter and The Source.

        DANIEL J.B. TAYLOR, PRESIDENT - Mr. Taylor was appointed our President in March 2004. He comes to TriMedia from Grosvenor Park Group in London, an arranger of financing and provider of co-production services to the film industry. As the co-founder and CEO of Grosvenor Park Media Limited, Mr. Taylor is responsible for managing the Grosvenor Park London based staff of 22 professionals engaged in film production, structured-finance, legal affairs, accounting and fund raising. Mr. Taylor has overseen the raising of over $1.8 billion in film financing by Grosvenor Park Media Limited. Prior to founding Grosvenor Park Media, Mr. Taylor, a graduate of Stanford University, held various corporate positions including positions at Bank of America and First Boston. Additionally, he has served on the boards of directors of various United Kingdom AIM listed companies and has obtained extensive experience in corporate finance and corporate governance. AIM is the London Stock Exchange's global market for smaller, growing companies, which is operated, regulated and promoted by the London Stock Exchange.

        SHAWN TAYLOR, CHIEF FINANCIAL OFFICER - In November 2004, Mr. Taylor was appointed as our Chief Financial Officer. Mr. Taylor with over ten years experience in executive finance and accounting positions within the entertainment industry, will oversee all financial operations and financial reporting, budgeting and strategic planning, treasury operations and asset management. After qualifying with Pannell Kerr Forster in London, Mr. Taylor joined United News & Media PLC in 1991 as a Group Accountant. In 1994, he joined ITEL, an international distributor of television programming created through a joint venture between Time Warner Inc. and

United News & Media PLC. At ITEL, Mr. Taylor was responsible for recruiting a new finance team and establishing procedures, controls and accounting policies for the rapidly growing company. In 1998, Mr. Taylor joined HIT Entertainment PLC, an AIM listed, intellectual property company, owners of Bob the Builder, Barney, Thomas the Tank Engine and other children's characters. Mr. Taylor was there through a period of significant growth, and was responsible for all financial reporting, banking and financing activities. He oversaw all foreign exchange, treasury management, taxation, corporate governance and investor relations. In 2001 Mr. Taylor moved to Winchester Entertainment Plc as CFO. In March 2004 and as its Acting CEO, Mr. Taylor disposed of the Winchester Entertainment business to Content Film Inc. in a reverse takeover.

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

        JOSEPH SAFINA, VICE CHAIRMAN OF BOARD OF DIRECTORS - Mr. Safina was appointed to our Board of Directors in December 2004. Mr. Safina has over 15 years investment banking experience. He served as Chairman of Nichols, Safina Lerner & Co. a New York based investment banking firm until 1997 and has been providing strategic consulting services to public and private companies for the past five years. From 1989 to 1997, he was a senior vice president of Gruntal & Co., a New York Stock Exchange Member Firm. From 1997 to 2003, Mr. Safina was the CEO of International Equities Group, a Florida based merchant banking/consulting firm. Mr. Safina also was the founder and CEO of Orion Capital Markets. Mr. Safina is currently the CEO of Pure Entertainment. Pure Entertainment is a Miami-based record label and media company.

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

        In Fiscal 2004, Dan Taylor was deficient in filing a Form 3 required by
Section 16(a) of the Securities Exchange Act relating to his appointment as President and the grant of options to purchase 6,000,000 shares of our common stock pursuant to the terms of his employment agreement with us. In Fiscal 2004, Mr. Cimadamore was deficient in filing a Form 4 required by Section 16(a) of the Securities Exchange Act relating to his disposition of 450,000 shares of our common stock.

        CODE OF ETHICS

        We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. As Christopher Schwartz is our majority stockholder, and was traditionally the sole member of our Board of Directors, President, Chief Executive Officer and Chief Financial Officer, we did not believe that a formal written Code of Ethics was necessary to regulate his conduct. Now that we have appointed additional executive officers we are in the process of establishing a formal written Code of Ethics governing the conduct of our executive officers. We anticipate that the Board of Directors will adopt a Code of Ethics during the second quarter of Fiscal 2005.

        AUDIT COMMITTEE FINANCIAL EXPERT

        We do not presently have a member of the Board of Directors who qualifies as an "audit committee financial expert" under the SEC's rules. We are presently conducting a search for additional directors, at least one of whom we anticipate will meet the requirements of an audit committee financial expert.

ITEM 10.    EXECUTIVE COMPENSATION

        The following table sets forth compensation paid or accrued during the fiscal year ended October 31, 2004 ("Fiscal 2004") and the fiscal year ended October 31, 2003 ("Fiscal 2003") and the fiscal year ended October 31, 2002 ("Fiscal 2002") to the our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                      Annual Compensation     Compensation Awards
                                                                     ---------------------    -------------------
                                                                                                   Number of
Name and Principal Position                      Fiscal Year Ended     Salary      Bonus            Options
---------------------------------------------    -----------------   ---------   ---------    -------------------
Christopher Schwartz (1)                          October 31, 2004   $ 332,750   $       0                 0
Chief Executive Officer, President, Treasurer     October 31, 2003   $ 302,500   $       0                 0
 Treasurer                                        October 31, 2002   $       0   $       0         5,786,707

Daniel J.B. Taylor (2)                            October 31, 2004   $ 300,000   $       0         6,000,000
President, Chief Executive Officer of             October 31, 2003   $       0   $       0                 0
European Operations                               October 31, 2002   $       0   $       0                 0


Richard Murray (3)                                October 31, 2004   $ 221,834   $       0                 0
President of Ruffnation Films LLC                 October 31, 2003   $ 201,667   $       0                 0
                                                  October 31, 2002   $       0   $       0                 0

Ernest J. Cimadamore (4)                          October 31, 2004   $ 221,834   $       0                 0
President of Ruffnation Music, Inc.               October 31, 2003   $ 201,667   $       0                 0
                                                  October 31, 2002   $       0   $       0                 0

----------
(1) Substantially all of Mr. Schwartz's Fiscal 2003 and Fiscal 2004 salary represents accrued expenses as of the date of this report.

(2) Mr. Taylor was appointed our President and Chief Executive Officer of our European operations March 2004. He was paid $234,410 of his salary in Fiscal 2004 and the remaining amount represents accrued expenses as of the date of this report.

(3) Mr. Murray was paid his entire outstanding unpaid Fiscal 2003 salary and $61,751 of his Fiscal 2004 salary. The remaining salary for Fiscal 2004 represents accrued expenses as of the date of this report.

(4) Mr. Cimadamore was paid a portion of his outstanding unpaid Fiscal 2003 salary and none of his Fiscal 2004 salary. The remaining salary for Fiscal 2003 and Fiscal 2004 represents accrued expenses as of the date of this report.

        Option Grants For the Fiscal Year Ended October 31, 2004

        We did not grant any stock options during Fiscal 2003. No options were exercised by any of our executive officers in Fiscal 2004.

        The following table sets forth information concerning year-end option values for Fiscal 2004 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock of $0.62 on October 29, 2004, the last trading day in Fiscal 2004.

                          FISCAL YEAR END OPTION VALUES

                                                             Value of Unexercised
            Number of Unexercised Options                    In-the-Money Options
                 at Fiscal Year End                           at Fiscal Year End
------------------------------------------------------   ---------------------------
Name                    Exercisable      Unexercisable   Exercisable   Unexercisable
--------------------   -------------     -------------   -----------   -------------
Christopher Schwartz       2,482,500(1)      3,304,207   $         0   $           0
Daniel J.B. Taylor         2,000,000(2)      4,000,000   $         0   $           0

----------
(1) Consists of options to purchase 750,000 shares of our common stock at an exercise price of $1.50 per share, options to purchase 825,000 shares of common stock at an exercise price of $1.09 per share and 907,500 shares of common stock at an exercise price of $0.79 per share.

(2) Consists of options to purchase 750,000 shares of our common stock at an exercise price of $1.75 per share.

        Long Term Incentive Plans

        We currently do not have any long-term incentive plans.

        Compensation of Directors

        Our directors are not compensated for any services provided as a director.

        Employment Agreements

        On October 9, 2002, we entered into a five-year Employment Agreement with Christopher Schwartz. Pursuant to the terms of the Employment Agreement, Christopher Schwartz is our Chief Executive Officer and shall be a member of our Board of Directors. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive an initial annual base salary of $300,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. His annual salary has since been increased to $360,000 per annum. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Schwartz is also entitled to receive options to purchase 5,786,707 shares of our common stock. If we terminate the employment of Mr. Schwartz without cause, due to a long-term disability, or as a result of his death or if Mr. Schwartz terminates his employment for good reason, as such terms are defined in the employment agreement, then his right to exercise his stock options shall be accelerated and all unvested options shall immediately vest. In addition, if we experience a merger, acquisition, sale of our assets or similar transaction in which we are not the surviving corporation, then all unvested options will immediately vest unless such options are assumed by the surviving corporation.

        On March 23, 2004, we entered into a two-year Employment Agreement with Daniel J.B. Taylor that commenced on April 12, 2004. Pursuant to the terms of the Employment Agreement, Mr. Taylor serves as our President and Chief Executive Officer of our European operations and shall be considered for appointment to our board of directors and the next annual meeting of our stockholders. Mr. Taylor is entitled to receive an annual base salary of $540,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. Pursuant to the Employment Agreement, Mr. Taylor is entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Taylor is also entitled to receive options to purchase 6,000,000 shares of our common stock. If we terminate the employment of Mr. Taylor without cause, due to a long-term disability, or as a result of his death or if Mr. Taylor terminates his employment for good reason, as such terms are defined in the employment agreement, then his right to exercise his stock options shall be accelerated and all unvested options shall immediately vest. If we terminate the employment of Mr. Taylor without cause or if Mr. Taylor terminates his employment for good reason, as such terms are defined in the employment agreement, he is entitled to receive his base salary for the longer of (i) twelve months or (ii) the remaining term of the Employment Agreement. In addition, during this period, Mr. Taylor shall be entitled to receive continued coverage under employee benefits plans and programs as they exist on his termination date and job placement assistance and services at a cost not to exceed (pound) 3000.

        On October 8, 2004, we entered into a letter agreement with Shawn Taylor pursuant to which he presently serves as our chief financial officer. The initial term of this agreement is six months. Mr. Taylor is entitled to receive a salary of (pound)60,000 plus a pension contribution and a car allowance totaling (pound)12,000. These amounts are payable in six monthly installments of (pound)12,000 plus 12.9% to cover any applicable taxes in the United Kingdom. Upon completion of this six-month term, we are obligated to issue Mr. Taylor warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. Pursuant to this letter agreement, we have also agreed to enter into a one-year employment agreement with Mr. Taylor, the term of which will begin in May 2005. We have agreed to pay Mr. Taylor an annual salary of (pound)120,000 plus contributions to a pension fund, a car allowance and health insurance. We have also agreed to award Mr. Taylor options to purchase up to 1,500,000 shares of our common stock that will vest in stages upon satisfaction of certain milestones.

        CONSULTING AGREEMENT

        In December 2004, we entered into a consulting agreement with Joseph Safina. The term of the agreement is twelve months, after which it shall automatically renew for successive one-month periods unless either party provides written notice at least ten business days prior to the expiration of the then current period that it wishes to terminate the agreement. As compensation for services provided pursuant to this agreement, Mr. Safina is entitled to receive:

            o On the date of the consulting agreement, warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.49 per share, which was the closing bid price of our common stock as quoted on the Over-the Counter Bulletin Board (the "OTCBB") on December 21, 2004;

            o On the date on which we complete an equity offering of at least $10,000,000, warrants to purchase 1,000,000 shares of our common stock at an exercise price equal to the closing bid price of our common stock as quoted on the OTCBB on such date, provided that, Mr. Safina must still be performing all duties required pursuant to the consulting agreement on such date; and

            o On the first anniversary of the date of the consulting agreement, warrants to purchase 1,000,000 shares of our common stock at an exercise price equal to the closing bid price of our common stock as quoted on the OTCBB on such date, provided that, Mr. Safina must still be performing all duties required pursuant to the consulting agreement on such date.

        Pursuant to this agreement, Mr. Safina has agreed to perform the following duties:

            o   Assist management in designing a strategic operational plan;
            o Design and implement a strategy to position us in the domestic and international financial markets to complete an offering of our securities;
            o Assist management in evaluating, financing and negotiating mergers and acquisitions;
            o Assist management in developing corporate finance, governance and administrative policy; and
            o   Serve on our board of directors in the capacity of Vice
                Chairman.

        Repricing of Options

        We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of January 27, 2005, certain information with respect to beneficial ownership of our common stock as of January 27, 2005 by:

            o each person known to us to be the beneficial owner of more than 5% of our common stock;
            o   each of our directors;
            o   each of our executive officers; and
            o   all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of January 27, 2005, 29,729,650 shares of our common stock were issued and outstanding.

                                                   Amount and Nature of
Name and Address                                  Beneficial Ownership(1)   Percent of Class
-----------------------------------------------   -----------------------   ----------------
Christopher Schwartz(2)                                        19,232,500         45.6
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

Daniel J.B. Taylor(3)                                           2,000,000          6.3
53-54 Grosvenor Street
London WIK3HU UK

Shawn Taylor(4)                                                         0            *
53-54 Grosvenor Street
London WIK3HU UK

Ernest Cimadamore(5)                                                    0            *
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

Richard Murray(6)                                                       0            *
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

Joseph Safina(7)                                                1,000,000          3.3
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

All directors and executive officers as a group                22,232,500         49.1
(6 people)(8)

----------
*    Less than one percent.
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) Chairman of the Board and Chief Executive Officer. Includes 2,635,000 shares of common stock held in escrow for Christopher Schwartz by Erskine, Wolfson & Gibbon. Also includes 10,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series A Convertible Preferred Stock and 2,482,500 shares of common stock that are issuable upon exercise of vested stock options held by Mr. Schwartz.

(3) President. Includes 2,000,000 shares of common stock that are issuable upon exercise of vested stock options held by Mr. Taylor.
(4)  Chief Financial Officer.
(5)  President of Ruffnation Music, Inc.
(6)  President of Ruffnation Films LLC.
(7) Vice Chairman of the Board of Directors. Includes 1,000,000 shares of common stock that are issuable upon exercise of vested stock options held by Mr. Safina.
(8) Includes (i) 10,000,000 shares of common stock issuable upon conversion of 1,000,000 shares of Series A Convertible Preferred Stock and 2,482,500 shares of common stock that are issuable upon exercise of vested stock options held by Mr. Schwartz, (ii) 2,000,000 shares of common stock that are issuable upon exercise of vested stock options held by Mr. Taylor and
     (iii) 1,000,000 shares of common stock that are issuable upon exercise of vested stock options held by Mr. Safina.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        We have received loans in the aggregate principal amount of $1,199,040 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. $1.1 million of these obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2003, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $520,009 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid the entire principal amount of these loans. During Fiscal 2004, Mr. Schwartz extended short-term loans in an aggregate principal amount of $325,040 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $226,000 of the principal amount of these loans.

        In March 2004, we committed to pay an initial annual operating budget of (pound)200,000 to Grosvenor Park Media Ltd. ("Grosvenor") for the establishment of our European headquarters in London. This budget includes office rent, support staff and related services. Daniel J.B. Taylor, our President and Chief Executive Officer of European Operations, is Managing Director of Grosvenor and Grosvenor's offices are presently serving as our European headquarters.

        In December 2004, we entered into a letter of intent with Joseph Safina, the Vice Chairman of our Board of Directors, to form a joint venture to develop the Battle Rap Video brand for entertainment content including online interactive gaming, merchandise, film and music productions and television programming and other business opportunities for worldwide distribution. We will own 50% of the joint venture and Mr. Safina will own 50% of the joint venture. Chris Schwartz and Mr. Safina shall jointly manage the joint venture and shall approve all projects and operating budgets. In consideration for Mr. Safina's contribution of the Battle Rap properties to the joint venture, we will issue to Mr. Safina 2,000,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.45 per share. This joint venture is contingent on the parties negotiating and entering into a definitive agreement setting forth all terms and conditions of this joint venture.

        In December 2004, we entered into a consulting agreement with Joseph Safina, the Vice Chairman of our Board of Directors. The term of the agreement is twelve months, after which it shall automatically renew for successive one-month periods unless either party provides written notice at least ten business days prior to the expiration of the then current period that it wishes to terminate the agreement. As compensation for services provided pursuant to this agreement, Mr. Safina is entitled to receive:

            o On the date of the consulting agreement, warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.49 per share, which was the closing bid price of our common stock as quoted on the Over-the Counter Bulletin Board (the "OTCBB") on December 21, 2004;

            o On the date on which we complete an equity offering of at least $10,000,000, warrants to purchase 1,000,000 shares of our common stock at an exercise price equal to the closing bid price of our common stock as quoted on the OTCBB on such date, provided that, Mr. Safina must still be performing all duties required pursuant to the consulting agreement on such date; and

            o On the first anniversary of the date of the consulting agreement, warrants to purchase 1,000,000 shares of our common stock at an exercise price equal to the closing bid price of our common stock as quoted on the OTCBB on such date, provided that, Mr. Safina must still be performing all duties required pursuant to the consulting agreement on such date.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following Exhibits are filed or incorporated by reference as part of this report.

 EXHIBIT
  NUMBER    DESCRIPTION
 -------    --------------------------------------------------------------------
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

  10.3 Copyright and Royalty Security Agreement dated June 27, 2002 by and between Snipes Productions, LLC and International Travel CD's, Inc. dated June 27, 2002 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.4 Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November 14, 2002 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.5 Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November 14, 2002 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.6 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.7 7% Demand Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.15 to

 EXHIBIT
  NUMBER    DESCRIPTION
 -------    --------------------------------------------------------------------
            the Annual Report on Form 10-KSB for the fiscal year ended
            October 31, 2002 filed on March 17, 2003).

   10.8 Security Agreement issued by Ruffnation Films LLC, Snipes Productions LLC and Metropolitan Recording Inc. to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit
            10.16 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

   10.9 8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.10 Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit
            10.18 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.11 Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit
            10.19 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

  10.12 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated March 27, 2003 (incorporated by reference to
            Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on
            June 18, 2003).

  10.13 Warrants to purchase 100,000 shares of common stock issued to Trident Growth Fund, L.P. dated June 13, 2003 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.14 12% Demand Promissory Note in the principal amount of $67,102 issued to 1025 Investments, Inc. dated June 19, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.15 Warrants to purchase 50,000 shares of common stock issued to Aaron Lehmann dated June 20, 2003 (incorporated by reference to Exhibit
            10.3 of the Quarterly Report on Form 10-QSB filed on September 17,
            2003).

  10.16 Warrants to purchase 100,000 shares of common stock issued to Founders Equity Securities, Inc. dated June 20, 2003 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.17 Warrants to purchase 25,000 shares of common stock issued to Daryl Strickling dated July 2, 2003 (incorporated by reference to Exhibit
            10.5 of the Quarterly Report on Form 10-QSB filed on September 17,
            2003).

  10.18 12% Demand Promissory Note in the principal amount of $17,000 issued to 1025 Investments, Inc. dated July 25, 2003 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.19 Distribution Agreement between New Line Television, Inc. and Ruffnation Films LLC dated November 26, 2002 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

  10.20 Amendment to Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of October 2, 2003 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

  10.21 35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003 and October 30, 2003 (incorporated by reference to
            Exhibit 10.31 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

  10.22 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated September 11, 2003 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

  10.23 Employment Agreement by and between TriMedia Entertainment Group, Inc. and Daniel J.B. Taylor dated March 23, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on

 EXHIBIT
  NUMBER    DESCRIPTION
 -------    --------------------------------------------------------------------
            Form 10-QSB filed on June 15, 2004).

  10.24 Stock Purchase Warrant to purchase 2,500 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

  10.25 Stock Purchase Warrant to purchase 121,875 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

  10.26 Agreement dated as of August 12, 2004 by and between Gerry Anderson Productions PLC and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 10, 2004).

  10.27 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Larry Feinstein dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.28 10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.29 10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc. dated June 14, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.30 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.31 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.32 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.33 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

  10.34 Consulting Agreement dated December 21, 2004 by and between TriMedia Entertainment Group, Inc. and Joseph Safina (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 23, 2004).

  10.35 Loan Agreement Between Fairbairn Private Bank Limited and TM Film Distribution, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on January 5, 2005).

  10.36 Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc.

  10.37 Sale and Purchase Agreement between TriMedia Film Group, Inc. and Keydata Media and Marketing I, LLP dated as of October 2004.

  10.38 Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004.

     16 Letter on change in certifying accountant from Elliot Davis, LLC (incorporated by reference to Exhibit 16.1 of Current Report on Form 8-K filed November 25, 2002).

     21     Subsidiaries of TriMedia Entertainment Group, Inc.

   31.1 Certification dated January 31, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer.

   31.2 Certification dated January 31, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Shawn Taylor, Chief Financial Officer.

   32.1 Certification dated January 31, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

 EXHIBIT
  NUMBER    DESCRIPTION
 -------    --------------------------------------------------------------------
            Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher
            Schwartz, Chief Executive Officer, and Shawn Taylor, Chief Financial
            Officer.

    (b) On September 10, 2004, we filed a current Report on Form 8-K reporting that we entered into an agreement with Gerry Anderson Productions PLC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following information represents services provided by Cogen Sklar, LLP, our present principal accountants during Fiscal 2003 and Fiscal 2004.

        AUDIT FEES

        During Fiscal 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $39,500. During Fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $33,500.

        AUDIT-RELATED FEES

        During Fiscal 2004 and Fiscal 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

        TAX FEES

        During Fiscal 2004 and Fiscal 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

        ALL OTHER FEES

        During Fiscal 2003 and Fiscal 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

        AUDIT COMMITTEE APPROVAL

        We do not presently have an audit committee. All of the services listed above were approved by Christopher Schwartz, our Chief Executive Officer and sole director during Fiscal 2003 and Fiscal 2004.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      OCTOBER 31, 2004 AND OCTOBER 31, 2003

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES










                                 C O N T E N T S
                                 ---------------


                                                                        PAGE
                                                                        ----



INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED BALANCE SHEETS                                             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7 - F-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Trimedia Entertainment Group, Inc.
  and Subsidiaries
Philadelphia, Pennsylvania

We have audited the consolidated balance sheets of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2004 and 2003, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $4,216,349 at October 31, 2004 and experienced negative cash flow from operations of $2,468,710 and $252,411 for the years ended October 31, 2004 and 2003, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                          COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
January 7, 2005

                              TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                           OCTOBER 31, 2004 AND 2003



                                                                                  2004               2003
                                                                              ------------        -----------
        ASSETS

CURRENT ASSETS
 Cash                                                                         $    185,096        $    14,085
 Prepaid expenses                                                                   29,262             22,287
                                                                              ------------        -----------
                                                                                   214,358             36,372

PROPERTY AND EQUIPMENT - Net                                                       456,135          1,318,237

CAPITALIZED FILM COSTS                                                              83,140                  -

OTHER ASSETS                                                                         9,625                200
                                                                              ------------        -----------

TOTAL ASSETS                                                                  $    763,258        $ 1,354,809
                                                                              ============        ===========

        LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
 Term loans                                                                   $    781,613        $   741,164
 Demand note payable                                                               184,602             61,602
 Accounts payable and accrued expenses                                           3,425,599          2,509,150
 Taxes payable                                                                      17,501             17,501
 Advance from Sony                                                                  13,088            135,305
 Due to stockholder                                                                  7,137             19,234
 Deferred revenue                                                                    1,167                  -
                                                                              ------------        -----------
                                                                                 4,430,707          3,483,956

LOANS PAYABLE - STOCKHOLDER                                                      1,199,040          1,100,000
                                                                              ------------        -----------

TOTAL LIABILITIES                                                                5,629,747          4,583,956
                                                                              ------------        -----------

        STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized; 1,000,000 issued and outstanding                                        100                100
Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 29,511,314 and 26,124,000 shares
   issued and outstanding in 2004 and 2003                                           2,950              2,612
Additional paid-in capital                                                       7,949,420          4,809,488
Accumulated deficit                                                            (12,818,959)        (8,041,347)
                                                                              ------------        -----------

TOTAL STOCKHOLDERS' DEFICIT                                                     (4,866,489)        (3,229,147)
                                                                              ------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    763,258        $ 1,354,809
                                                                              ============        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    YEARS ENDED OCTOBER 31, 2004 AND 2003



                                                                                  2004             2003
                                                                              -----------       -----------
NET REVENUE                                                                   $   239,070       $ 1,102,060


DIRECT COSTS                                                                       41,314         3,897,664
                                                                              -----------       -----------


GROSS PROFIT (LOSS)                                                               197,756        (2,795,604)


OPERATING EXPENSES                                                              4,980,068         3,817,350
                                                                              -----------       -----------


LOSS FROM OPERATIONS                                                            4,782,312         6,612,954


OTHER INCOME                                                                        4,700            26,920
                                                                              -----------       -----------


NET LOSS                                                                      $(4,777,612)      $(6,586,034)
                                                                              ===========       ===========


BASIC AND DILUTED LOSS PER SHARE                                              $     (0.17)      $     (0.25)
                                                                              ===========       ===========


WEIGHTED AVERAGE NUMBER OF SHARES                                              27,601,172        26,063,584
                                                                              ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          YEARS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003



                                                       Common                               Additional
                                                       Stock       Preferred       Common    Paid-in     Accumulated
                                                     Subscribed      Stock         Stock     Capital       Deficit         Total
                                                     ----------    ---------       ------   ----------   ------------   ------------
BALANCE AT OCTOBER 31, 2002                           $ 25,000     $     100       $2,599   $4,117,901   $ (1,455,313)  $ 2,690,287

Issuance of common stock subscribed                    (25,000)            -            3       24,997              -             -

Issuance of common stock for services                        -             -           10      109,990              -       110,000

Issuance of warrants for services                            -             -            -      408,600              -       408,600

Issuance of warrants for financing fees                      -             -            -       84,800              -        84,800

Issuance of warrants for deferred loan costs                 -             -            -       63,200              -        63,200

Net loss for the year ended October 31, 2003                 -             -            -            -    (6,586,034)    (6,586,034)
                                                      --------     ---------       ------   ----------   ------------   -----------

BALANCE AT OCTOBER 31, 2003                                  -           100        2,612    4,809,488     (8,041,347)   (3,229,147)

Issuance of common stock                                     -             -          296    2,501,387              -     2,501,683

Conversion of note payable                                   -             -           17      168,770              -       168,787

Issuance of warrants for consulting services                 -             -            -      192,300              -       192,300

Issuance of warrants for financing fees                      -             -            -       55,000              -        55,000

Issuance of common stock for services                        -             -           25      222,475              -       222,500

Net loss for the year ended October 31, 2004                 -             -            -            -     (4,777,612)   (4,777,612)
                                                      --------     ---------       ------   ----------   ------------   -----------

BALANCE AT OCTOBER 31, 2004                           $      -     $     100       $2,950   $7,949,420   $(12,818,959)  $(4,866,489)
                                                      ========     =========       ======   ==========   ============   ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                                 2004             2003
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                     $(4,777,612)     $(6,586,034)
 Adjustment to reconcile net loss to net cash
  used in operating activities
   Warrants issued for services                                                   192,300          408,600
   Warrants issued for financing fees                                              55,000           84,800
   Stock issued for expenses                                                      222,500          110,000
   Amortization of deferred loan costs                                                  -           63,200
   Amortization (capitalization) of film costs                                    (83,140)       3,694,162
   Loss on impairment                                                             673,205                -
   Depreciation and amortization                                                  188,897          188,898
   (Increase) decrease in assets
     Accounts receivable                                                                -           13,500
     Prepaid expenses                                                              (6,975)         (22,287)
     Film costs                                                                         -          (37,125)
     Other assets                                                                  (9,425)               -
   Increase (decrease) in liabilities
     Accounts payable and accrued expenses                                      1,197,590        1,678,570
     Taxes payable                                                                      -           16,000
     Advances from Sony                                                          (122,217)         135,305
     Deferred revenue                                                               1,167                -
                                                                              -----------      -----------

 Net cash used in operating activities                                         (2,468,710)        (252,411)
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Due to stockholder                                                                86,943           19,234
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sale of common stock                                         2,501,683                -
 Net borrowings (payments) on term loans                                          (71,905)         157,891
 Net proceeds (repayments) from demand note payable                               123,000           61,602
                                                                              -----------      -----------

Net cash provided by financing activities                                       2,552,778          219,493
                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                   171,011          (13,684)

CASH - BEGINNING OF YEAR                                                           14,085           27,769
                                                                              -----------      -----------

CASH - END OF YEAR                                                            $   185,096      $    14,085
                                                                              ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                 2004          2003
                                                               --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest                                                       $ 86,933      $ 81,130
                                                               ========      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES


Conversion of term loan to common stock                        $168,787      $      -
                                                               ========      ========

Accrued interest converted to term loan                        $281,141      $      -
                                                               ========      ========
Warrants issued for deferred loan costs                        $      -      $ 63,200
                                                               ========      ========
Demand notes converted to term notes                           $      -      $435,000
                                                               ========      ========
Issuance of common stock subscribed                            $      -      $ 25,000
                                                               ========      ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
----------------------
Trimedia Entertainment Group, Inc. ("Trimedia") and its wholly-owned subsidiaries, Metropolitan Recording Inc. ("Metropolitan"); Ruffnation Films, LLC, Snipes Productions, LLC Ruffnation Music, Inc. ("Ruffnation Music"); Four Point Play Productions, LLC ("Four Point Play"); TM Film Distribution, Inc.; Trimedia Film Group, Inc. and TME Entertainment Film- und Musik- Producktions and -Verwertungs- Gesellschaft m.b.H. ("TME") (collectively, the "Company") operate a state of the art recording studio for film, video, audio and television productions and operate independent film production companies.

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Comprehensive Income
--------------------
The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash and accounts payable. The carrying values of cash and accounts payable approximate fair value because of their short maturities.

The carrying value of the term loans, demand note payable and loan payable-stockholder approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At October 31, 2003 there were no balances in excess of insurable amounts.

Film Costs
----------
Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience; therefore, actual results could differ from this estimate. Amortization of the film costs associated with the film "Snipes" commenced upon distribution of the DVD in February 2003. The film costs associated with the film "Snipes" were fully amortized during 2003, resulting in $3,694,162 of amortization expense. The capitalized film costs of $83,140 as of October 31, 2004 are costs associated with five films that are in development and preproduction.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation
------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

Income Taxes
------------
The Company follows SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
--------------
The Company follows SFAS 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings (loss) per share. Because the Company reported a net loss for the years ended October 31, 2004 and 2003, common stock equivalents consisting of Convertible Preferred Stock, options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Revenue Recognition and Accounting for Exploitation Costs
---------------------------------------------------------
The Company's policy for revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs is in accordance with the AICPA Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recoverability of Long Lived Assets
-----------------------------------
The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company recorded a loss on impairment of $673,205 during the year ended October 31, 2004 (Note 3).

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period ending after December 15, 2005 for a small business issuer.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results.

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities
- An Interpretation of AARB N. 51. FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

In April 2003, FASB issued Statement of financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

1. a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
2. a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------

3. financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
         (3) variations inversely related to changes in the fair value of the issuer's equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FAS 150-3") which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

On December 17, 2003, the Staff of the SEC issued Staff Accounting bulletin No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Top 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.

NOTE 2 - MANAGEMENT PLANS

Since its inception, the Company has incurred significant losses and, as of October 31, 2004, had accumulated losses of $12,818,959. For the years ended October 31, 2004 and 2003 the Company's net losses were $4,777,612 and $6,586,034. In addition, the Company had negative working capital of $4,216,349 at October 31, 2004 and experienced negative cash flow from operations of $2,468,710 and $252,411 for the years ended October 31, 2004 and 2003. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and raise additional capital in equity markets. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - MANAGEMENT PLANS (Continued)

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

The Company has outstanding debt in the aggregate principal amount of approximately $2,165,255 as of October 31, 2004. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $876,000 of this indebtedness. During Fiscal 2005, the Company anticipates continuing to pursue all possible funding scenarios that will finance its business operations. The Company intends to obtain financing to fund its operations for the next twelve months through sales of its securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. The Company is presently engaged in discussions with a United Kingdom broker regarding a potential listing on the Alternative Investment Market ("AIM") in London. However, the Company is not certain that these financing transactions will close or whether the Company will be able to obtain additional financing. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through January 31, 2006. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company's products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required during fiscal 2005 to meet expected negative operating cash flows.


NOTE 3 - PROPERTY AND EQUIPMENT

Property, equipment and estimated useful lives consist of the following:

                                                             YEARS           2004           2003
                                                           ----------     ----------     ----------
            Studio equipment                                 5 - 7        $1,162,053     $1,162,053
            Office furniture                                   7              12,270         12,270
            Studio improvements                                                    -        756,700
                                                                          ----------     ----------
                                                                           1,174,323      1,931,023
            Less:  Accumulated depreciation                                  718,188        612,786
                                                                          ----------     ----------

                                                                          $  456,135     $1,318,237
                                                                          ==========     ==========

Related depreciation and amortization expenses were $188,897 and $188,898 for the years ended October 31, 2004 and 2003.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003



NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

On August 31, 2004, the Company's office and studio space leases expired. On November 22, 2004, the Company entered into an agreement to assign its rights and obligations of the studio lease to a third party ("Successor"). As part of the agreement, the Company is entitled to utilize one-third of the monthly studio time during the term of the three year agreement, with the Successor having access for the remaining time. The Successor pays the monthly rent directly to the landlord. The Company receives no monetary compensation from the Successor.

Based on the fact that the Company assigned its studio lease obligation to a third-party and that the majority, if not all, of the studio improvements cannot be removed, that it will not be feasible to remove the studio improvements upon the expiration of the Successor's three year lease, and that it is highly unlikely that the carrying amount is recoverable from future undiscounted cash flow, the Company recorded a loss on impairment of the total net carrying amount of the studio improvements of $673,205. The loss on impairment is included in operating expenses for the year ended October 31, 2004. However, management believes that the carrying amount of the studio equipment does not exceed its fair value.

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

Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance plus accrued interest and hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank regarding the change of ownership that resulted from the share exchange the total outstanding amount of this note is reflected as a current liability. The bank has filed a Complaint for Confession on Judgment for the outstanding principal balance plus interest and attorney fees of approximately $5,800, which is included in accrued expenses. At October 31, 2004 and 2003, the total outstanding balance of the term loan was $126,708 and $137,376.

On November 1, 2002, the Company borrowed $250,000 from Trident Growth Fund, LP (f/k/a Gemini Growth Fund, L.P.) ("Trident") pursuant to a loan agreement. The loan accrued interest at 14% per annum, payable in monthly installments commencing November 30, 2002. The note matured on November 30, 2003 and was secured by a lien on the film "Snipes." The note is convertible, at the holder's option, into common stock at a conversion price of $1 per share. As of July 31, 2003, the Company did not meet certain financial loan covenants and was therefore in technical default of the loan agreement. On September 11, 2003, Trident waived the Company's compliance with the financial loan covenants through October 31, 2003. At October 31, 2003, the total outstanding balance of the term loan was $168,787. In January 2004, Trident converted the note into 168,787 shares of the Company's common stock at a conversion price of $1 per share and paid all accrued interest on the principal balance of this loan.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


NOTE 4 - TERM LOANS (Continued)

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

In April 2003, the Company consolidated these two loans into one promissory note for $435,000, with principal and accrued interest, at a rate of 35% per annum, due in full on October 31, 2003. This note is secured by a second lien security interest in the film "Snipes." On October 30, 2003, pursuant to a letter agreement, the parties amended the promissory note to extend the maturity date to April 30, 2004. On June 2, 2004, pursuant to a letter agreement, the parties amended the promissory note to extend the maturity date through October 31, 2005, convert the accrued interest payable of $281,141 into the outstanding principal balance and reduce the interest rate to 20% per annum. The outstanding balance of this loan as of October 31, 2004 and 2003 was $654,905 and $435,000.


NOTE 5 - DEMAND NOTES PAYABLE

In February 2003, Trimedia borrowed $12,500 from a third party lender, with principal and interest, at 10% per annum, due on demand.

In June 2003, Trimedia borrowed $67,102 from a third party lender, with principal and interest, at 12% per annum, due on demand.

In July 2003, Trimedia borrowed $17,000 from a third party lender, with principal and interest, at 12% per annum, due on demand.

In August 2003, Trimedia repaid $35,000 toward a 12% demand note payable.

During the third quarter of Fiscal 2004, Trimedia borrowed $90,000 from a third party lender, with principal and interest, at 10% per annum, due on demand.

In September 2004, Trimedia repaid $25,000 toward a 10% demand note payable.

In October 2004, Trimedia borrowed $58,000 from a third party lender, with principal and interest, at 10% per annum, due on demand.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 6 - DUE TO STOCKHOLDER

Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand.

NOTE 7 - LOAN PAYABLE - STOCKHOLDER

Loans payable - stockholder consist of two unsecured demand notes payable to Christopher Schwartz in the amounts of $1,100,000, accruing interest at 7% per annum, and $99,040, accruing interest at 12% per annum. Interest expense, associated with these notes for the years ended October 31, 2004 and 2003 was $80,449 and $57,750. In addition, $-0- and $19,250 of interest was capitalized as part of films costs for the years ended October 31, 2004 and 2003. Christopher Schwartz does not intend to call these notes during the next fiscal year and therefore the notes are reflected on the balance sheet as a non-current liability.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock
------------
On October 17, 2002, the Company received $25,000 proceeds from a stock subscription for 25,000 shares of common stock. The shares were issued in July 2003.

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

During the year ended October 31, 2004 the Company sold an aggregate of 2,952,209 shares of its common stock in a series of private offerings and received net proceeds of $2,501,683.

In addition, the holder of a $168,787 convertible note submitted the note for conversion at $1 per share into 168,787 shares of the Company's common stock.

In March 2004, a holder of a warrant to purchase 62,500 shares of the Company's common stock exchanged this warrant in a cashless transaction for 16,318 shares of the Company's common stock. The warrant was originally issued on November 1, 2002. Upon issuance, the Company recognized expense of $63,200 based on the fair value method as described in accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 123. Since the valuation of the exchange of the warrant for 16,318 shares of common stock did not exceed the previously recognized expense of $63,200, no additional cost was recorded.

In August 2004, the Company issued 250,000 shares of its common stock in exchange for consulting services valued at $222,500.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Options
-------
Pursuant to the terms of his Employment Agreement (Note 11), Christopher Schwartz received options to purchase 5,786,707 shares of the Companies' common stock. The exercise price per share of these options is calculated based on the closing price of our common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:

     o 750,000 shares vested upon the commencement of Christopher Schwartz' employment on October 9, 2002 at an exercise price of $1.50 per share;
     o 825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;
     o 907,500 shares vested on October 9, 2004 at an exercise price of $0.75 per share;
     o   998,250 shares on October 9, 2005;
     o   1,098,075 shares on October 9, 2006; and
     o   1,207,882 shares on October 9, 2007

In order to be eligible to exercise the options, Christopher Schwartz must be employed by the Company on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz.

In March 2004, the Company entered into an employment agreement with the new President of Trimedia Entertainment Group, Inc. and Chief Executive Officer of European Operations. The agreement is for the period April 12, 2004 through April 12, 2006. Pursuant to his employment agreement, this employee is entitled to annual compensation of $540,000 plus health insurance and vacation time.

In addition, pursuant to the contract, the employee received options to purchase shares of the Company's common stock, as follows:

     o   2,000,000 shares upon signing the agreement, which vested immediately.
     o 2,000,000 shares vest upon completing an initial public offering of the Company's common stock in the United Kingdom provided Mr. Taylor is employed by the Company on the vesting date pursuant to the terms of the employment agreement.
     o 2,000,000 shares vest upon completion of ten films provided Mr. Taylor is employed by the Company on the vesting date pursuant to the terms of the employment agreement.

The option may be exercised for ten years from the date the options vest. None of the options have been exercised as of October 31, 2004.

The Companies applies ABP Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the years ended October 31, 2004 and 2003. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 4.15% for 2004 and 5.27% for 2003.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

                                                           2004       2003
                                                        ----------  ----------

          Net loss                    As reported       $4,687,612  $6,586,034
                                      Pro forma         $5,255,612  $7,345,034

          Net loss per share          As reported       $     0.17  $     0.25
                                      Pro forma         $     0.19  $     0.28


Warrants
--------
As described in Note 4 above, on November 1, 2002, the Company entered into a loan agreement pursuant to which it borrowed $250,000 from Trident. In connection with this loan, the Company issued to Trident a secured convertible promissory note in the principal amount of $250,000, bearing interest at 14% per annum, and a warrant to purchase 62,500 shares of their common stock pursuant to
Section 4(2) of the Securities Act.

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

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)
--------------------
In June 2004, the Company issued Stock Purchase Warrants to purchase 62,500 shares of its common stock at an exercise price of $0.80 per share pursuant to
Section 4(2) of the Securities Act in exchange for a financing fee. The Warrants are exercisable until June 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized financing fee expense of $32,000.

In August 2004, the Company issued Stock Purchase Warrants to purchase 62,500 shares of its common stock at an exercise price of $0.80 per share pursuant to
Section 4(2) of the Securities Act in exchange for a financing fee. The Warrants are exercisable until August 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized financing fee expense of $23,000.

A summary of the warrants issued by the Company are as follows:

                                                  Number of    Option Price Per      Weighted Average
                                                   Shares        Share Range          Exercise Price
                                                ------------    --------------        --------------
WARRANTS OUTSTANDING AT
OCTOBER 31, 2002                                           -                 -                     -

WARRANTS GRANTED                                     757,500    $1.13 TO $1.50                 $1.33
                                                ------------    --------------        --------------

WARRANTS OUTSTANDING AT
OCTOBER 31, 2003                                     757,500    $1.13 TO $1.50                 $1.33

WARRANTS GRANTED                                     299,375    $0.80 TO $1.06                  0.88

WARRANTS EXERCISED                                   (62,500)            $1.50                 $1.50
                                                ------------    --------------        --------------

WARRANTS OUTSTANDING
AT OCTOBER 31, 2004                                  994,375    $0.80 TO $1.50                 $1.20
                                                ============    ==============        ==============

The warrants that are exercisable at October 31, 2004 are summarized as follows:

                                          Weighted
                                          Average            Number of Warrants
                                         Remaining               Currently              Weighted Average
             Warrant Price           Contractual Life            Exercisable             Exercise Price
         -----------------------    -------------------    -----------------------    --------------------
             $0.80 TO $1.50              2.69 YEARS                 994,375                  $1.20

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003



NOTE 9 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The reconciliation of the statutory federal rate to the Company's historical income tax expense (benefit) is as follows:

                                                             Year Ended                Year Ended
                                                          October 31, 2004          October 31, 2003
                                                         -----------------          ----------------
              Income tax benefit at
                U.S. federal income tax rate             $      (1,624,000)         $     (2,239,000)
              Tax benefit not recognized                         1,624,000                 2,239,000
                                                         -----------------          ----------------

              Income tax benefit                         $               -          $              -
                                                         =================          ================

              Income tax benefit consists
                of the following:
              Current tax benefit
                Federal                                  $               -          $              -
                State                                                    -                         -
                                                         -----------------          ----------------

                                                         $               -          $              -
                                                         =================          ================

              Deferred tax benefit
                Federal                                  $       3,863,000          $      2,266,000
                State                                                    -                         -
                Valuation allowance                             (3,863,000)               (2,266,000)
                                                         -----------------          ----------------
                                                                         -                         -
                                                         -----------------          ----------------

                                                         $               -          $              -
                                                         =================          ================

The components of the deferred assets (liabilities) are as follows:

                                                            2004                       2003
                                                         -----------                -----------
                             Net operating loss          $ 3,863,000                $ 2,266,000
                             Valuation allowance          (3,863,000)                (2,266,000)
                                                         -----------                -----------

                                                         $         -                $         -
                                                         ===========                ===========

The valuation allowance for deferred tax assets as of October 31, 2004 and 2003 was $3,863,000 and $2,266,000. The change in the total valuation allowance for the years ended October 31, 2004 and 2003 was an increase of $1,597,000 and an increase of $2,238,500. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At October 31 2004, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $11,362,000 (the "NOL carry forwards"), which were available to offset future taxable income, if any, through 2024. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003




NOTE 10 - LEASE COMMITMENTS

The Company leases its office space for $9,625 per month, under a lease agreement. The lease expires on December 31, 2008 and contains an option for an additional two years. Rent expense for the years ended October 31, 2004 and 2003 amounted to approximately $149,000 and $180,000.


NOTE 11 - EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Christopher Schwartz, the chairman and chief executive officer, which provides for an annual base salary of $300,000, with annual increases of at least 10%, for a period of five years. In addition, Mr. Schwartz received option grants described in Note 8.

In March 2004, the Company entered into an employment agreement with the new President of Trimedia Entertainment Group, Inc. and Chief Executive Officer of European Operations. The agreement is for the period April 12, 2004 through April 12, 2006 and provides annual compensation of $540,000 plus health insurance and vacation time. In addition, this employee received option grants described in Note 8.

The Company also may enter into employment agreements with certain other key employees.


NOTE 12- BUSINESS SEGMENTS

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

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

                   For The Year Ended                 Recording         Film
                    October 31, 2004                    Studio        Production        Total
            ----------------------------------       ----------       ----------     ----------
            Net sales                                $   21,020       $  218,050     $  239,070
            Loss from operations                        866,785        3,915,527      4,782,312
            Total assets                                451,093          312,165        763,258
            Depreciation and amortization               182,405            6,492        188,897
            Capital expenditures                     $        -       $        -     $        -

                   For The Year Ended
                    October 31, 2003
            ----------------------------------
            Net sales                                $   41,026       $1,061,034     $1,102,060
            Loss from operations                        216,437        6,396,517      6,612,954
            Total assets                              1,312,065           42,744      1,354,809
            Depreciation and amortization               182,409            6,489        188,898
            Capital expenditures                     $        -       $        -     $        -

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003



NOTE 13 - JOINT VENTURE

The Company entered into a 50/50 joint venture agreement as of September 20, 2002 with Sony Music, a group of Sony Music Entertainment Inc. ("Sony"), to form Charles Street, a Delaware limited liability company. Charles Street is comprised of two separate but interrelated business operations: Film venture and label venture.

Under the terms of the joint venture agreement, as amended, the Company will fund the creation, production and marketing of ten films and Sony, on behalf of the joint venture, will have the exclusive worldwide right to manufacture, market and distribute DVD's of the film intended for home use. The motion picture entitled "Snipes" is considered the first film under the film venture. The Company anticipates releasing at least one additional film through Charles Street in fiscal 2005.

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


NOTE 14 - SUBSEQUENT EVENTS

On November 17, 2004, the Company borrowed $150,000 from a third party lender, with principal and interest, at 10% per annum, due on demand.

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of 1,628,055 pounds. Interest is payable quarterly at the London Interbank Offered Rate ("LIBOR") plus 0.375%. The line is secured by funds held on deposit with the lender. The outstanding principal balance of the line is due in full twenty-four months after the final draw down of the line. In December, 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of 1,500,000 pounds (U.S. $2,850,000) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction.

On December 21, 2004 the Company entered into a consulting agreement with a financial advisor. As compensation for performing the services in accordance with the agreement, the consultant will receive options to purchase shares of the Company's common stock, as follows:

      o 1,000,000 shares upon the date of the agreement, vested immediately at an exercise price of $0.49 per share.
      o 1,000,000 shares vest upon completing an equity offering of $10,000,000 provided that the consultant is still performing all duties required pursuant to the consulting agreement.
      o 1,000,000 shares vest upon the first anniversary of the date of the agreement provided that the consultant is still performing all duties required pursuant to the consulting agreement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date: January 31, 2005
                                         TriMedia Entertainment Group, Inc.


                                         By: /s/ Christopher Schwartz
                                             --------------------------------
                                             Christopher Schwartz
                                             Chief Executive Officer

                                         By: /s/ Shawn Taylor
                                             --------------------------------
                                             Shawn Taylor
                                             Chief Financial Officer
                                             (principal financial officer and
                                             principal accounting officer)