Form 10QSB
period 2005-01-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2005-03-17
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 2005

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                       ----------------------------------
                         (Name of Small Business Issuer)

                DELAWARE                               14-1854107
 ----------------------------------------          -------------------
      (State or other jurisdiction                    (IRS Employer
    of Incorporation or Organization)              Identification No.)

    1080 N. DELAWARE AVENUE, 8TH FLOOR
       PHILADELPHIA, PENNSYLVANIA                         19125
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

                                 (215) 426-5536
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

There were 30,396,316 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at March 15, 2005.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                      INDEX

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at January 31, 2005 (unaudited) and October 31,
                  2004 (audited)...............................................................       1

                  Consolidated Statements of Operations for the Three Months Ended January 31,
                  2005 and January 31, 2004 (unaudited).......................................        2

                  Consolidated Statements of Cash Flows for the Three Months Ended January 31,
                  2005 and January 31, 2004 (unaudited).......................................        3

                  Notes to Consolidated Financial Statements...................................       4

         Item 2.  Management's Discussion and Analysis.........................................       8

         Item 3.  Controls and Procedures......................................................      14

Part II. Other Information

         Item 1.  Legal Proceedings............................................................      15

         Item 2.  Changes in Securities and Use of Proceeds....................................      15

         Item 3.  Defaults Upon Senior Securities..............................................      15

         Item 6.  Exhibits and Reports on Form 8-K.............................................      15

                                       (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2005

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2005 AND OCTOBER 31, 2004

                                                            January 31,     October 31,
                                                               2005            2004
                                                           ------------    ------------
                                                            (Unaudited)      (Audited)
    ASSETS

CURRENT ASSETS
  Stock subscription receivable                            $    300,000    $          -
  Cash                                                          345,841         185,096
  Prepaid expenses                                              429,987          29,262
                                                           ------------    ------------
                                                              1,075,828         214,358
PROPERTY AND EQUIPMENT - Net                                    402,888         456,135

ADVANCES TO ARTISTS                                             230,000               -

CAPITALIZED FILM COSTS                                          107,608          83,140

OTHER ASSETS                                                     89,398           9,625
                                                           ------------    ------------
TOTAL ASSETS                                               $  1,905,722    $    763,258
                                                           ============    ============
    LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Term loans                                               $    781,613    $    781,613
  Demand note payable                                            91,602         184,602
  Accounts payable and accrued expenses                       3,357,883       3,425,599
  Taxes payable                                                  17,501          17,501
  Advance from Sony                                              97,382          13,088
  Due to stockholder                                             12,438           7,137
  Deferred revenue                                                    -           1,167
                                                           ------------    ------------
                                                              4,358,419       4,430,707
LONG-TERM DEBT                                                3,109,585               -

LOANS PAYABLE - STOCKHOLDER                                   1,199,040       1,199,040
                                                           ------------    ------------
TOTAL LIABILITIES                                             8,667,044       5,629,747
                                                           ------------    ------------
    STOCKHOLDERS' DEFICIT

  Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized; 1,000,000 issued and outstanding                     100             100
  Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 30,396,316 and 29,511,314 shares
   issued and outstanding in 2005 and 2004                        3,039           2,950
  Additional paid-in capital                                  8,729,248       7,949,420
  Accumulated deficit                                       (15,493,709)    (12,818,959)
                                                           ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                                  (6,761,322)     (4,866,489)
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  1,905,722    $    763,258
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                              2005               2004
                                          ------------       ------------
NET REVENUE                               $      2,262       $    149,720

DIRECT COSTS                                   114,668              3,561
                                          ------------       ------------
GROSS PROFIT (LOSS)                           (112,406)           146,159

OPERATING EXPENSES                           2,565,192            811,587
                                          ------------       ------------
LOSS FROM OPERATIONS                         2,677,598            665,428

OTHER INCOME                                     2,848              3,400
                                          ------------       ------------

NET LOSS                                  $  2,674,750       $    662,028
                                          ============       ============

BASIC AND DILUTED LOSS PER SHARE          $       0.09       $       0.03
                                          ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES           29,606,391         26,252,132
                                          ============       ============

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2003
                                   (UNAUDITED)

                                                                2005            2004
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (2,674,750)   $   (662,028)
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Common stock issued for services                              13,940               -
    Depreciation and amortization                                 53,247          48,704
    (Increase) decrease in assets
      Film costs                                                 (24,468)        (27,662)
      Prepaid expenses                                          (142,495)         15,163
      Advances to artists                                       (230,000)              -
    Increase (decrease) in liabilities
      Accounts payable and accrued expenses                      (67,719)        200,545
      Advance from Sony                                           84,294         (60,908)
      Deferred revenue                                            (1,167)          3,500
                                                            ------------    ------------
  Net cash used in operating activities                       (2,989,118)       (482,686)
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Due to stockholder                                               5,301           2,069
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on demand notes                                       (93,000)              -
  Net borrowings (payments) on term loans                              -          (5,073)
  Net borrowings on long-term debt                             3,109,585               -
  Net proceeds from sale of stock                                127,977         500,000
                                                            ------------    ------------
  Net cash provided by financing activities                    3,144,562         494,927
                                                            ------------    ------------
NET INCREASE IN CASH                                             160,745          14,310

CASH - BEGINNING OF YEAR                                         185,096          14,085
                                                            ------------    ------------
CASH - END OF YEAR                                          $    345,841    $     28,395
                                                            ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

  CASH PAID DURING THE YEAR FOR:
    Interest                                                $     22,530    $     35,962
                                                            ============    ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
    Warrants issued for prepaid consulting services         $    338,000    $          -
                                                            ============    ============
    Conversion of term loan to common stock                 $          -    $    168,787
                                                            ============    ============
    Issuance of common stock for subscription receivable:
      Common stock                                          $         67    $          -
      Additional paid-in capital                                 299,933               -
                                                            ------------    ------------
      Subscription receivable                               $    300,000    $          -
                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiaries (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2004 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on January 31, 2005 (the "2004 Annual Report".) Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2004 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended January 31, 2005 may not necessarily be indicative of the operating results expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC and Ruffnation Films LLC. Ruffnation Music is a wholly owned company that operates the record division of the company. In July 2003, the Company formed TME, a wholly owned foreign production company. In January 2004 the Company formed two Delaware corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc., in anticipation of potential future financing transactions. As of January 31, 2005, TME was inactive. In October 2004, the Company formed Four Point Play Productions, LLC. All material inter-company transactions have been eliminated in consolidation.

Loss Per Share

The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months ended January 31, 2005 and 2004, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock, stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of January 31, 2005 had accumulated losses of $15,493,709. For the three months ended January 31, 2005, the Company's net loss was $2,674,750. In addition, the Company had negative working capital of $3,282,591 at January 31, 2005 and experienced negative cash flow from operations of $2,979,118 for the three months ended January 31, 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

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

The Company has outstanding debt in the aggregate principal amount of approximately $5,181,840 as of January 31, 2005. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $873,000 of this indebtedness. During Fiscal 2005, the Company anticipates continuing to pursue all possible funding scenarios that will finance its business operations. The Company intends to obtain financing to fund its operations for the next twelve months through sales of its securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. The Company has engaged the services of a United Kingdom broker regarding a potential listing on the Alternative Investment Market ("AIM") in London. However, the Company is not certain that these financing transactions will close or whether the Company will be able to obtain additional financing. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through January 31, 2006. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

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

NOTE 3 - LOAN PAYABLE - STOCKHOLDER

Loans payable - stockholder consist of two unsecured demand notes payable to Christopher Schwartz in the amounts of $1,100,000, accruing interest at 7% per annum, and $99,040, accruing interest at 12% per annum. Interest expense, associated with these notes for the three months ended January 31, 2005 and 2004 was $19,350 and $19,250. Christopher Schwartz does not intend to call these notes during the next fiscal year and therefore the notes are reflected on the balance sheet as a non-current liability.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of (pound)1,628,055. Interest is payable quarterly at the London Interbank Offered Rate ("LIBOR") plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full twenty-four months after the final draw down of the line. In December, 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of (pound)1,628,055 (U.S. $3,109,585, using the conversion rate on the date of first draw down, which approximates the conversion rate as of January 31, 2005) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000.

In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditional and the third-party's approval which amount is offset as a loan to the third party.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended January 31, 2005, the Company sold an aggregate of 863,556 shares of its common stock in a series of private offerings and received net proceeds of $127,977 and a subscription receivable of $300,000. The proceeds from the stock subscription were received in February 2005.

During the three months ended January 31, 2005, the Company issued 21,446 shares of its common stock in exchange for services valued at $13,940.

In December 2004, the Company issued Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.49 per share pursuant to section 4(2) of the Securities Act as compensation for a twelve month consulting agreement. The Warrants are exercisable until December 2009. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized prepaid consulting expense of $338,000, of which $28,200 was expensed for the three months ended January 31, 2005.

NOTE 6 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 6 - BUSINESS SEGMENTS (Continued)

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

     Three Months Ended           Recording        Film         Segment                     Consolidated
      January 31, 2005             Studio       Production       Total         Corporate        Total
-----------------------------   ------------   ------------   ------------   ------------   ------------
Net sales                       $      1,095   $      1,167   $      2,262   $          -   $      2,262
Loss from operations                  57,504      1,534,339      1,591,843      1,085,755      2,677,598
Total assets                         339,344        691,763      1,031,107        874,615      1,905,722
Depreciation and amortization         51,625          1,622         53,247              -         53,247
Capital expenditures            $          -   $          -   $          -   $          -   $          -

      Three Months Ended
       January 31, 2004
-----------------------------
Net sales                       $      6,100    $    143,620   $    149,720   $          -    $    149,720
Income (loss) from operations        (47,931)         69,872         21,941       (687,369)       (665,428)
Total assets                       1,210,507          28,574      1,239,081         93,833       1,332,914
Depreciation and amortization         47,081           1,623         48,704              -          48,704
Capital expenditures            $          -    $          -   $          -   $          -    $          -

                                                   January 31,
                                           ----------------------------
           Reconciliations                     2005            2004
-------------------------------------      ------------    ------------
Total segment operating income (loss)      $ (1,591,843)   $     21,941
Corporate overhead expenses                  (1,085,755)       (687,369)
Other income                                      2,848           3,400
                                           ------------    ------------
Total consolidated net loss                $ (2,674,750)   $   (662,028)
                                           ============    ============

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on January 31, 2005. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

OVERVIEW

        We are a multimedia entertainment company that has film and music operations. During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. We have recently re-released Snipes as a combination DVD/CD package through Charles Street. We anticipate that we will commence distribution of Train Ride, a film produced by a third party, in March 2005 and will commence production of our new movie, Four Point Play, in the second quarter of Fiscal 2005. We also anticipate assisting Gerry Anderson Productions ("GAP") in the multimedia exploitation of the New Captain Scarlet series.

        Since October 31, 2004, we have received net proceeds of approximately $127,977. from private placement offerings and a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP. Despite these cash receipts, we presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2003 and Fiscal 2004, and the first quarter of Fiscal 2005, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films and music productions for commercial release and distribution. Accordingly, in order to generate revenues in the remainder of Fiscal 2005, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2005 or continue to implement our business plan.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in this Form 10-QSB.

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

        Revenue Recognition

        We recognize revenue from the sale or licensing of films and non-refundable minimum guarantees from customers upon meeting all recognition requirements of Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films". According to SOP 00-2, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

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

        Capitalized Film Costs

        Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of January 31, 2005, the film costs of $107,608 which we have recorded on our balance sheet were incurred in connection with the production of five films that are in development and pre-production. We will commence the amortization of these capitalized film costs upon the distribution of their respective DVDs. Once revenues from a film commence, the decision as to what portion of the costs to amortize in a given period is dependent on the estimate of total gross revenues from that film. A lower estimate will result in faster amortization, while a higher estimate may result in a disproportionate amortization in later periods if actual revenues are lower than initial estimates.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2005 (Fiscal 2005-First Quarter) vs. Three Months Ended January 31, 2004 (Fiscal 2004-First Quarter)

                            Fiscal 2005 - First Quarter    Fiscal 2004 - First Quarter     $ Change
                           ----------------------------   ----------------------------   --------------
Net Loss                            2,674,750                       662,028                 2,012,722
Net Loss from Operations            2,677,598                       665,428                 2,012,170
Net Revenue                             2,262                       149,720                  (147,458)
Direct Costs                          114,668                         3,561                   111,107
Operating Expenses                  2,565,192                       811,587                 1,753,605
Other Income                            2,848                         3,400                      (552)

        The $2,012,722 increase in Net Loss From Operations was primarily due to fees related to financing activities, overheads related to the European office and operations and a decrease in net revenue.

        The $147,458 decrease in Net Revenues primarily resulted from the fact that no Net Revenue was realized from the distribution of the Snipes DVD in the current period.

        The $111,107 increase in Direct Cost was a result of the recoupment of expenses by our joint venture partner relating to the release of the Snipes DVD and costs related to the development of new artists. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

        The $1,753,605 increase in Operating Expenses was primarily due to $1,494,000 in fees related to financing activities, $90,000 in overheads related to the European office and operations, $220,000 increase in salaries resulting from two new officers, an increase of $20,000 in professional fees and a $67,000 decrease in travel expenses. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

        OFF-BALANCE SHEET ARRANGEMENTS

        There were no off-balance sheet arrangements during the three months ended January 31, 2005 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                            Fiscal 2005 - First Quarter    Fiscal 2004 - First Quarter     $ Change
                            ---------------------------    ---------------------------   --------------
Cash Flow from Operating
 Activities                       (2,989,118)                   (482,686)                  (2,506,432)
Cash Flow from Investing
 Activities                            5,301                       2,069                        3,232
Cash Flow from Financing
 Activities                        3,144,562                     494,927                    2,649,635

        The use of cash from operations in Fiscal 2005 was due primarily to our Net Loss, advances to artists of $230,000, an increase of prepaid expenses of $142,495 and a decrease in accounts payable and accrued expenses of $67,719, principally offset by non-cash charges for depreciation and amortization of $53,247, and stock issued in payment of expenses of $23,940.

        Our investing activities provided cash of $5,301 in Fiscal 2005-First Quarter. This amount was advanced to us by our principal stockholder. Our financing activities provided cash of $3,144,562 in Fiscal 2005-First Quarter and $494,927 in Fiscal 2004-First Quarter. In Fiscal 2005-First Quarter, financing activities provided $127,977 in cash through the sale of 196,889 shares of our common stock and $3,109,585 in proceeds from long-term debt offset by a total of $93,000 in repayment of debt..

        At January 31, 2005, we had approximately $346,000 in cash. At March 15, 2005, we had approximately $320,000 in cash. We do not believe that the amount of cash that we had on hand at March 15, 2005 is sufficient to fund our operations through January 31, 2006. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2005, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. . However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through January 31, 2006. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

        On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the "Loan Agreement"). The Loan Agreement established a loan facility in the maximum aggregate principal amount of (pound)1,628,055 (the "Facility") that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down (pound)1,628,055 of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or (ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution's obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by Keydata Media & Marketing 1 LLP on behalf of TM Film Distribution, as more fully described in our Annual Report on Form 10-K for the year ended

October 31, 2004. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP.

        In August 2004, we engaged Brockington Securities, Inc. as our financial advisor and investment banker pursuant to which we issued them 250,000 shares of our common stock. In February 2005 we received $270,000 (net of commissions of $30,000) from a private placing offering for which Brockington acted as placement agent. This transaction was recorded as a subscription receivable upon the signing of the subscription agreement in January 2005.

        We derive a significant portion of our net revenues from our Charles Street joint venture relating to the sale of the feature film which are released on DVD/Home Video by Sony BMG.. In Fiscal 2005-first quarter, there was a significant decrease in net revenues due to the decline in revenues from Snipes and our failure to release any new movies or entertainment content. Under the terms of the co-venture agreement with Sony BMG, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Snipes was the first film we produced under the agreement. Sony BMG will advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony BMG from the sales of products released by Charles Street. Sony BMG has the right to accept or reject any film in its discretion. Substantially all of the $149,720 of Net Revenue which we generated in Fiscal 2004-first quarter represented revenues primarily from sales to rental outlets and limited retail sales of the feature film Snipes.

        Through December 31, 2004, Sony BMG has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,336,400 and net profits of $1,046,063, of which our portion is $862,678. Under the terms of the Charles Street joint venture net profits can be adjusted to reflect additional costs incurred. As of the date of this report, we have not received additional financial information from Sony BMG relating to amounts due to Charles Street for Snipes. We anticipate receiving financial information from Sony BMG relating to Charles Street for the period ending March 31, 2005, however, we do not anticipate receiving significant additional revenues related to Snipes. Although we may receive additional payments from Charles Street in Fiscal 2005 related to sales of Snipes, there can be no assurance of the amount or timing of such payments.

        On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC ("GAP") pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a company from the Sony Group and they have negotiated an agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series. In February 2005, the New Captain Scarlet series began broadcasting the initial 13 half-hour episodes in the United Kingdom (which is not one of the territories covered by our agreement with GAP) and producers are presently in production with episodes 14 -26.

        As consideration for services provided under this agreement, we will receive a fee equal to five percent of the gross cash receipts realized by GAP from Sony's exploitation of the New Captain Scarlet Series (excluding revenues generated by sub-agents or distributors appointed by Sony, if any). In addition, during the period from September 2004 through January 2005, GAP purchased 1,505,544 of these shares at an aggregate purchase price of $978,600. Pursuant to the agreement, we also have a five-year option to purchase up to $1,000,000 of GAP's capital stock at a 15% discount to the value of the shares on the date that the option is exercised.

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

        In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at March 15, 2005 was approximately $134,097. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our Janauary 31, 2005 Consolidated Balance Sheet.

        In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $3,357,883, a substantial portion of which are presently past due.

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

        Accordingly, approximately $5,500,000 from the net proceeds of any additional financing may be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of January 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In Fiscal 2005-first quarter we issued and sold an aggregate of 218,335 and 666,667 shares of our common stock at an offering price of $0.65 and $0.45 respectively per share to 5 accredited investors pursuant to Rule 506 promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of March 15, 2005, the total outstanding balance of this loan was $134,097. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2003 Consolidated Balance Sheet.

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

      10.23 Employment Agreement by and between TriMedia Entertainment Group, Inc. and Daniel J.B. Taylor dated March 23, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

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

      10.36 Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit
                10.36 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).

      10.37 Sale and Purchase Agreement between TriMedia Film Group, Inc. and Keydata Media and Marketing I, LLP dated as of October 2004 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).

      10.38 Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).

      31.1 Certificate dated March 17, 2005 of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

      31.2 Certificate dated March 17, 2005 of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

      32.1 Certification dated March 17, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Shawn Taylor, Chief Financial Officer.

        (b) On November 9, 2004 we filed a Current Report on Form 8-K announcing the appointment of Shawn Taylor as our Chief Financial Officer. On December 23, 2004 we filed a Current Report on Form 8-K announcing the appointment of Joseph Safina to our board of directors and as Vice Chairman, and the execution of a consulting agreement with Mr. Safina. On January 5, 2005, we filed a Current Report on Form 8-K announcing that our wholly-owned subsidiary, TM Film Distribution, Inc., had entered into a loan agreement with Fairbairn Private Bank Limited and had borrowed (pound)1,350,000 under the loan agreement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRIMEDIA ENTERTAINMENT GROUP, INC.


Date:    March 17, 2005                 /s/ Christopher Schwartz
                                        ----------------------------------------
                                        Christopher Schwartz
                                        Chief Executive Officer



Date:    March 17, 2005                 /s/ Shawn Taylor
                                        ----------------------------------------
                                        Shawn Taylor
                                        Chief Financial Officer
                                        (principal financial officer and
                                         principal accounting officer)