Form 10QSB
period 2005-04-30
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2005-06-14
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended April 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_______________ to__________________

                          Commission File No. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                       ----------------------------------
                         (Name of Small Business Issuer)

                  DELAWARE                                      14-1854107
---------------------------------------------             ----------------------
(State or other jurisdiction of Incorporation                 (IRS Employer
              or Organization)                              Identification No.)

      1080 N. DELAWARE AVENUE, 8TH FLOOR
          PHILADELPHIA, PENNSYLVANIA                              19125
---------------------------------------------            -----------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (215) 426-5536
              -----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

There were 45,560,011 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at June 10, 2005.


                                            TRIMEDIA ENTERTAINMENT GROUP, INC.
                                            ----------------------------------

                                                           INDEX
                                                           -----
                                                                                                           Page
                                                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at April 30, 2005 (unaudited) and October 31, 2004
                  (audited)...........................................................................       2

                  Consolidated Statements of Operations for the Three and Six Months Ended April
                  30, 2005 and April 30, 2004 (unaudited).............................................       3

                  Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2005
                  and April 30, 2004 (unaudited)......................................................       4

                  Notes to Consolidated Financial Statements..........................................       6

         Item 2.  Management's Discussion and Analysis................................................      11

         Item 3.  Controls and Procedures.............................................................      19

Part II. Other Information

         Item 1.  Legal Proceedings...................................................................      19

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................      19

         Item 3.  Defaults Upon Senior Securities.....................................................      20

         Item 6.  Exhibits and Reports on Form 8-K....................................................      20




                                      (i)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------
                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2005 AND OCTOBER 31, 2004


                                                                                 April 30,            October 31,
                                                                                   2005                  2004
                                                                             -----------------      ----------------
                                                                               (Unaudited)             (Audited)
         ASSETS

CURRENT ASSETS
  Cash                                                                           $     57,456         $     185,096
  Miscellaneous receivables                                                             5,850                     -
  Prepaid expenses                                                                    339,070                29,262
                                                                                 ------------         -------------
                                                                                      402,376               214,358

PROPERTY AND EQUIPMENT - Net                                                          349,639               456,135

ADVANCES TO ARTISTS                                                                   407,082                     -

CAPITALIZED FILM COSTS                                                                 95,516                83,140

INVESTMENT IN AFFILIATED COMPANY                                                    1,055,000

OTHER ASSETS                                                                           58,273                 9,625
                                                                                 ------------         -------------

TOTAL ASSETS                                                                     $  2,367,886         $     763,258
                                                                                 ============         =============

         LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Term loans                                                                     $    901,619         $     781,613
  Demand note payable                                                                 204,102               184,602
  Accounts payable and accrued expenses                                             1,036,138             3,425,599
  Taxes payable                                                                        17,501                17,501
  Advance from Sony                                                                    46,544                13,088
  Due to stockholder                                                                   27,082                 7,137
  Deferred revenue                                                                          -                 1,167
                                                                                 ------------         -------------
                                                                                    2,232,986             4,430,707

LONG-TERM DEBT                                                                      3,109,585                     -

LOANS PAYABLE - STOCKHOLDER                                                         1,100,000             1,199,040
                                                                                 ------------         -------------

TOTAL LIABILITIES                                                                   6,442,571             5,629,747
                                                                                 ------------         -------------

             STOCKHOLDERS' DEFICIT

  Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
    none and 1,000,000 shares issued and outstanding in 2005 and 2004                       -                   100
  Common stock, $0.0001 par value; 100,000,000 shares authorized;
    42,396,316 and 30,396,316 shares issued and outstanding in 2005 and 2004            4,239                 2,950
  Common stock subscribed                                                           2,632,171
  Additional paid-in capital                                                        9,758,147             7,949,420
  Accumulated deficit                                                             (16,469,242)          (12,818,959)
                                                                                  ------------         -------------

TOTAL STOCKHOLDERS' DEFICIT                                                        (4,074,685)           (4,866,489)
                                                                                 ------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $  2,367,886         $     763,258
                                                                                 ============         =============


          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         Three Months Ended                        Six Months Ended
                                                              April 30,                                 April 30,
                                                       2005               2004                   2005            2004
                                                      ------             ------                 ------          ------
NET REVENUE                                        $    23,913          $  6,830             $    26,175        $ 156,550

DIRECT COSTS                                            28,420             5,065                 143,088            8,626
                                                   -----------       -----------             -----------      -----------

GROSS PROFIT (LOSS)                                     (4,507)            1,765                (116,913)         147,924

OPERATING EXPENSES                                     975,483         1,269,737               3,540,675        2,081,322
                                                   -----------       -----------             -----------      -----------

LOSS FROM OPERATIONS                                  (979,990)       (1,267,972)             (3,657,588)      (1,933,398)

OTHER INCOME                                             4,457                 -                   7,308            3,400
                                                   -----------       -----------             -----------      -----------

NET LOSS                                           $  (975,533)      $(1,267,972)            $(3,650,280)     $(1,929,998)
                                                   ===========       ===========             ===========      ===========

BASIC AND DILUTED
  LOSS PER SHARE                                   $     (0.03)      $     (0.05)            $     (0.12)     $     (0.07)
                                                   ===========       ===========             ===========      ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES                                  33,062,983        26,686,959              31,334,687       26,739,873
                                                   ===========       ===========             ===========      ===========




          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                   2005                2004
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $(3,650,283)        $(1,929,998)
  Adjustment to reconcile net loss to net cash
    used in operating activities
      Common stock issued for services                                              13,940                   -
      Warrants issued for expenses                                                       -             164,300
      Amortization of film costs                                                    12,092                   -
      Depreciation and amortization                                                106,496              97,408
      Increase in assets
       Miscellaneous receivable                                                     (5,850)                  -
       Film costs                                                                  (24,468)                  -
       Prepaid expenses                                                            (20,456)            (71,340)
       Advances to artists                                                        (407,082)                  -
      Increase (decrease) in liabilities
       Accounts payable and accrued expenses                                       138,368             262,723
       Advance from Sony                                                            33,456             (57,120)
       Deferred revenue                                                             (1,167)              8,167
                                                                               -----------         -----------

  Net cash used in operating activities                                         (3,804,954)         (1,525,860)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to stockholder                                                                25,246             (19,234)
  Purchase of investment in affiliated company                                     (25,000)                  -
                                                                               -----------         -----------

  Net cash provided by (used in) investing activities                                  246             (19,234)
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on long-term debt                                    3,109,585                   -
  Net borrowings on demand notes                                                    19,500                   -
  Net borrowings (payments) on term loans                                          120,006             (81,322)
  Net proceeds from sale of stock                                                  427,977           1,665,000
                                                                               -----------         -----------

  Net cash provided by financing activities                                      3,677,068           1,583,678
                                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                   (127,640)             38,584

CASH - BEGINNING OF YEAR                                                           185,096              14,085
                                                                               -----------         -----------

CASH - END OF YEAR                                                             $    57,456         $    52,669
                                                                               ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

  CASH PAID DURING THE YEAR FOR:
      Interest                                                                 $    40,370         $    47,547
                                                                               ===========         ===========



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)



                                                                       2005              2004
                                                                    -----------       -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
      Warrants issued for prepaid consulting services               $   338,000       $         -
                                                                    ===========       ===========

      Conversion of term loan to common stock                       $         -       $   168,787
                                                                    ===========       ===========

      Conversion of liabilities to common stock subscribed:


       Accounts payable and accrued expenses                        $ 2,527,830       $         -
       Due to stockholder                                                 5,301                 -
        Loan payable - stockholder                                       99,040                 -
                                                                    -----------       -----------

                                                                    $ 2,632,171       $         -
                                                                    ===========       ===========


      Warrants issued for investment in affiliated company          $   250,000       $         -
      Common stock issued for investment in affiliated company
                                                                        780,000                 -
                                                                    -----------       -----------

      Investment in affiliated company                              $ 1,030,000       $         -
                                                                    ===========       ===========

      Conversion of preferred stock to common stock:

       Preferred stock                                              $      (100)      $         -
        Additional paid-in capital                                         (900)                -
                                                                    -----------       -----------
      Common stock
                                                                    $     1,000       $         -
                                                                    ===========       ===========


          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiaries (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2004 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on January 31, 2005 (the "2004 Annual Report".) Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2004 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended April 30, 2005 may not necessarily be indicative of the operating results expected for the full year.

         Basis of Presentation

         The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC, Ruffnation Films LLC, Ruffnation Music, TME, Trimedia Film Group, Inc., TM Film Distribution, Inc. and Four Point Play Productions, LLC. Ruffnation Music is a wholly owned company that operates the record division of the company. In July 2003, the Company formed TME, a wholly owned foreign production company. In January 2004 the Company formed two Delaware corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc., in anticipation of potential future financing transactions. As of January 31, 2005, TME was inactive. In October 2004, the Company formed Four Point Play Productions, LLC. All material inter-company transactions have been eliminated in consolidation.

         Loss Per Share

         The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three and six months ended April 30, 2005 and 2004, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock (in 2004), stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of April 30, 2005 had accumulated losses of $16,469,242. For the six months ended April 30, 2005, the Company's net loss was $3,650,280. In addition, the Company had negative working capital of $1,830,610 at April 30, 2005 and experienced negative cash flow from operations of $3,804,954 for the six months ended April 30, 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)


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

         The Company has outstanding debt in the aggregate principal amount of approximately $5,315,301 as of April 30, 2005. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $873,000 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company's operations grow, the Company's financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through April 30, 2006. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

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

NOTE 3 - LOAN PAYABLE - STOCKHOLDER

Loans payable - stockholder consist of an unsecured demand notes payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with these notes for the six months ended April 30, 2005 was $38,500. Christopher Schwartz does not intend to call these notes during the next fiscal year and therefore the notes are reflected on the balance sheet as a non-current liability.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)
NOTE 4 - LONG-TERM DEBT

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of (pound)1,628,055. Interest is payable quarterly at the London Interbank Offered Rate ("LIBOR") plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full twenty-four months after the final draw down of the line. In December, 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of (pound)1,628,055 (U.S. $3,109,585, using the conversion rate on the date of first draw down, which approximates the conversion rate as of April 30, 2005) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000.

In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditional and the third-party's approval which amount is offset as a loan to the third party.

NOTE 5 - STOCKHOLDERS' EQUITY

During the six months ended April 30, 2005, the Company sold an aggregate of 863,556 shares of its common stock in a series of private offerings and received net proceeds of $427,977.

During the six months ended April 30, 2005, the Company issued 21,446 shares of its common stock in exchange for services valued at $13,940.

In December 2004, the Company issued Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.49 per share pursuant to section 4(2) of the Securities Act as compensation for a twelve month consulting agreement. The Warrants are exercisable until December 2009. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized prepaid consulting expense of $338,000, of which $51,830 was expensed for the six months ended April 30, 2005.

In March 2005, the Company issued 2,000,000 shares of its Common Stock and Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $ $0.45 per share, expiring in 5 years, pursuant to Section 4(2) of the Securities Act as part of the purchase of a 10% investment in an affiliated company. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the warrants issued were valued at $250,000. The 2,000,000 shares of common stock were valued at $780,000, which represents the fair market value of the common stock at date of issuance. This investment is accounted for by the cost method since the Company's investment is less that 20%.

In April 2005, 1,000,000 shares of Preferred Stock were converted into 10,000,000 shares of common stock.

In April 2005, the major stockholder of the Company, certain employees of the Company and certain related parties converted $2,632,171 of liabilities due to them into stock subscriptions for 2,632,171 shares of the Company's common stock. The shares of common stock were issued in May 2005.

In February 2005, the Company replaced 120,000 Stock Purchase Warrants originally issued during Fiscal 2003 with Stock Purchase Warrants to purchase 274,000 of the Company's common stock, due to an anti-dilative clause in the original agreement. The originally issued warrants had exercise prices between $1.13 and $1.50 per share. The revised warrants have an exercise price of $0.45 and expire in October 2007, which was the original expiration date. The issuance of the replacement warrants were accounted for as a variable stock option plan, however no additional expense was required to be recognized during the six months ended April 30, 2005.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

In May 2005, certain related party lenders entered into an agreement with the Company to have debt owed to the lenders repaid with a combination of cash and conversion of debt to equity. As of April 30, 2005, the lenders were owed a total of $1,041,524, which consists of term loans of $746,508, accrued interest of $140,016 and accrued expenses of $155,000. As part of the agreement, during May 2005, the lenders converted $531,524 of debt into 531,524 share of the Company's common stock. In addition, the Company is obligated to make a cash payment of $510,000 to the lenders upon the closing of the next equity financing that the Company undertakes.

In May 2005, the Company entered into a convertible term note payable with a third party lender. The note states that the third party lender will lend the Company $1,590,000. Interest only, at 12% per annum, is due monthly with the outstanding principal to be paid in a lump sum on May 30, 2006. As part of the loan agreement the Company issued Stock Purchase Warrants to purchase 2,000,000 shares of its common stock at an exercise price of $0.50 per share pursuant to
Section 4(2) of the Securities Act. The Warrants are exercisable until May 2010. In accordance with the fair value method as described in accounting requirements of SFAS No. 123R, the Company will recognize a deferred financing fee of $195,000. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement.


NOTE 7 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

       Three Months Ended            Recording        Film         Segment                     Consolidated
         April 30, 2005               Studio       Production       Total        Corporate         Total
---------------------------------  -------------- ------------- -------------- -------------- ----------------
Net sales                             $        -      $ 23,913     $   23,913     $        -       $   23,913
Loss from operations                      55,835       104,374        160,209        819,781          979,990
Total assets                             755,801       264,093      1,019,894      1,347,992        2,367,886
Depreciation and amortization             51,625         1,623         53,248              -           53,248
Capital expenditures                           -             -              -              -                -

       Three Months Ended
         April 30, 2004
---------------------------------

Net sales                             $    4,497      $  2,333     $    6,830     $        -       $    6,830
Loss from operations                      49,727       136,025        185,752      1,082,220        1,267,972
Total assets                           1,213,519        61,082      1,274,601         92,624        1,367,325
Depreciation and amortization             47,081         1,623         48,704              -           48,704
Capital expenditures                           -             -              -              -                -

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)



NOTE 7 - BUSINESS SEGMENTS (Continued)



        Six Months Ended             Recording        Film         Segment                     Consolidated
         April 30, 2005               Studio       Production       Total        Corporate        Total
---------------------------------  -------------- ------------- -------------- -------------- ---------------
Net sales                             $    1,095    $   25,080     $   26,175     $        -       $   26,175
Loss from operations                     113,339     1,638,713      1,752,052      1,905,536        3,657,588
Total assets                             755,801       264,093      1,019,894      1,347,992        2,367,886
Depreciation and amortization            103,250         3,246        106,496              -          106,496
Capital expenditures                           -             -              -              -                -

        Six Months Ended
         April 30, 2004
---------------------------------

Net sales                             $   10,597    $  145,953     $   156,550    $        -       $  156,550
Loss from operations                      97,658        66,153        163,811      1,769,587        1,933,398
Total assets                           1,213,519        61,082      1,274,601         92,624        1,367,325
Depreciation and amortization             94,162         3,246         97,408              -           97,408
Capital expenditures                           -             -              -              -                -



                                                    Three Months Ended            Six Months Ended
                                                       April 30,                       April 30,
                                                -------------------------    -------------------------
             Reconciliations                      2005            2004         2005            2004
-------------------------------------------     --------       ----------    ----------     ----------
Total segment operating loss                    $160,209       $  185,752    $  175,052     $  163,811
Corporate overhead expenses                      819,781        1,082,220     1,905,536      1,769,587
Other income                                      (4,457)               -        (7,308)        (3,400)
                                                --------       ----------    ----------     ----------

Total consolidated net loss                     $975,533       $1,267,972    $3,650,280     $1,929,998
                                                ========       ==========    ==========     ==========

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB for the fiscal period ended October 31, 2004 filed on January 31, 2005 (which we refer to as Fiscal 2004). The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------

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

OVERVIEW
--------

         We are a multimedia entertainment company that has film and music operations. During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. We have recently re-released Snipes as a combination DVD/CD package through Charles Street. We commenced distribution of Train Ride, a film produced by a third party, in February 2005 and we anticipate commencing production of our new movie, Four Point Play, in the fourth quarter of Fiscal 2005. We also anticipate assisting Gerry Anderson Productions ("GAP") in the multimedia exploitation of the New Captain Scarlet series.

         We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2003 and Fiscal 2004, and the first six months of Fiscal 2005, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional six to twelve months in order to complete production of additional feature films and music productions for commercial release and distribution. Accordingly, in order to generate revenues in the remainder of Fiscal 2005, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2005 or continue to implement our business plan.

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

         Capitalized Film Costs
         ----------------------

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of April 30, 2005, film costs of $95,516, which we have recorded on our balance sheet, were incurred in connection with the production of four films that are in development and pre-production. We will commence the amortization of these capitalized film costs upon the distribution of their respective DVDs. Once revenues from a film commence, the decision as to what portion of the costs to amortize in a given period is dependent on the estimate of total gross revenues from that film. A lower estimate will result in faster amortization, while a higher estimate may result in a disproportionate amortization in later periods if actual revenues are lower than initial estimates.

         During Fiscal 2005 - Second Quarter we commenced the amortization of the film cost associated with the movie Train Ride upon distribution of the Train Ride DVD/Home Video in February, 2005. Since we anticipate that substantially all revenue from the Train Ride DVD/Home Video was generated in Fiscal 2005 - Second quarter we fully amortized the $12,093 of capitalized film costs associated with the Train Ride DVD/Home Video.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended April 30, 2005 (Fiscal 2005-Second Quarter) vs. Three Months Ended April 30, 2004 (Fiscal 2004-Second Quarter)

------------------------------- ---------------------------- ----------------------------
                                Fiscal   2005  -   Second    Fiscal   2004  -   Second
                                ---------------------------  ---------------------------
                                Quarter                      Quarter                      $ Change
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss                                     975,533                    1,267,977                     (292,444)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss from Operations                     979,990                    1,267,977                     (287,987)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Revenue                                   23,913                        6,830                       17,083
------------------------------- ---------------------------- ---------------------------- ----------------------------
Direct Costs                                  28,420                        5,065                       23,355
------------------------------- ---------------------------- ---------------------------- ----------------------------
Operating Expenses                           975,483                    1,269,742                     (294,259)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Other Income                                    4457                           -0-                        4457
------------------------------- ---------------------------- ---------------------------- ----------------------------

         The $287,987 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and a increase in Net Revenue.

         The $17,083 increase in Net Revenues primarily resulted from the Net Revenue realized from the distribution of the Train Ride DVD in the current period.

         The $23,355 increase in Direct Costs was a result of the amortization of capitalized film cost associated with the Train Ride DVD. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The $294,259 decrease in Operating Expenses was primarily due to a $115,196 decrease in fees related to financing activities, a $200,695 decrease in consulting fees, a $53,595 decrease in interest expense, a $198,311 decrease in travel expenses offset by an increase of $143,399 in professional fees primarily related to European financing activities and an increase of $144,020 in salary related expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

Six Months Ended April 30, 2005 vs. Six Months Ended April 30, 2004

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Fiscal 2005 - Six Months     Fiscal 2004 - Six Months              $ Change
                                ------------------------     ------------------------              --------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss                                   3,650,280                    1,930,003                    1,720,277
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss from Operations                   3,657,588                    1,933,403                    1,724,185
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Revenue                                   26,175                      156,550                     (130,375)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Direct Costs                                 143,088                        8,626                      134,462
------------------------------- ---------------------------- ---------------------------- ----------------------------
Operating Expenses                         3,540,675                    2,081,327                    1,459,348
------------------------------- ---------------------------- ---------------------------- ----------------------------
Other Income                                   7,308                        3,400                        3,908
------------------------------- ---------------------------- ---------------------------- ----------------------------

         The $1,724,185 increase in Net Loss From Operations was primarily due to an increase in Operating Expenses and decrease in Net Revenue

         The $130,375 decrease in Net Revenues primarily resulted from the fact that no Net Revenue was realized from the distribution of the Snipes DVD in the current period offset by revenues realized from the distribution of Train Ride DVD.

         The $134,462 increase in Direct Costs was a result of the recoupment of expenses by our joint venture partner relating to the release of the Snipes DVD, amortization of capitalized film costs associated with the Train Ride DVD and costs related to the development of new artists. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The $1,459,348 increase in Operating Expenses was primarily due to $1,385,518 in fees related to financing activities, $87,247 in overhead related to the European office and operations, $216,558 increase in salaries resulting from two new officers, an increase of $163,365 in professional fees and an increase of $144,371 in salary related expenses offset by, a $223,178 decrease in consulting fees, a $76,726 decrease in interest expense and a $265,318 decrease in travel expenses. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.


         OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements during the three months ended April 30, 2005 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                 Six month period ending -   Six month period ending -             $ Change
                                 -------------------------   --------------------------            --------

                                       April 30,2005               April 30, 2004
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Operating                (3,804,954)                 (1,525,860)                  (2,279,094)
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Investing                       246                     (19,234)                      19,480
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Financing                3,677,068                    1,583,678                    2,093,390
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------

         The use of cash from operations in Fiscal 2005 was due primarily to our Net Loss along with advances to artists of $407,082, and an increase in accounts payable and accrued expenses of $138,368, principally offset by non-cash charges for depreciation and amortization of $118,588.

         Our investing activities provided cash of $246 in the Six Months ended April 30, 2005. This amount reflects a $25,000 investment in an affiliated company offset by an advance from our principal stockholder of $25,246.

         In the Six Months ended April 30, 2005, financing activities provided $3,677,068 in cash through the sale of 863,556 shares of our common stock, $3,109,585 in proceeds from long-term debt and a total of $139,506 in net borrowings.

         At April 30, 2005, we had approximately $57,400 in cash. At June 1, 2005, we had approximately $100,000 in cash. We do not believe that the amount of cash that we had on hand at June 1, 2005 is sufficient to fund our operations through April 30, 2006. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2005, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through April 30, 2006. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues, if any, to fund our operations.

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

         In August 2004, we engaged Brockington Securities, Inc. as our financial advisor and investment banker pursuant to which we issued them 250,000 shares of our common stock. In February 2005, we received $270,000 (net of commissions of $30,000) from a private placing offering for which Brockington acted as placement agent. This transaction was recorded as a subscription receivable upon the signing of the subscription agreement in January 2005.

         We derive a significant portion of our net revenues from our Charles Street joint venture relating to the sale of the feature film which are released on DVD/Home Video by Sony BMG. In the first six months of Fiscal 2005, there was a significant decrease in net revenues due to the decline in revenues from Snipes, the limited results from the release of Train Ride and our failure to release any additional new movies or other entertainment content. Under the terms of the co-venture agreement with Sony BMG, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Snipes and Train Ride were the first and second films we produced under the agreement. Sony BMG will advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony BMG from the sales of products released by Charles Street. Sony BMG has the right to accept or reject any film in its discretion. Substantially all of the $149,720 of Net Revenue which we generated in Fiscal 2004-first quarter represented revenues primarily from sales to rental outlets and limited retail sales of the feature film Snipes.

         Through March 31, 2005, Sony BMG has reported gross billings for Charles Street related to the release of the Snipes and Train Ride DVD/Home Videos of $2,331,062 and $188,054 respectively and net profits of $1,043,081 and $57,517 respectively, of which our portion is $860,027 and $53,489, respectively. Under the terms of the Charles Street joint venture, net profits can be adjusted to reflect additional costs incurred. As of the date of this report, we have not received additional financial information from Sony BMG relating to amounts due to Charles Street for Snipes. We anticipate receiving financial information from Sony BMG relating to Charles Street for the period ending June 30, 2005, however, we do not anticipate receiving significant additional revenues related to Snipes or Train Ride. Although we may receive additional payments from Charles Street in Fiscal 2005 related to sales of Snipes or Train Ride, there can be no assurance of the amount or timing of such payments. On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC ("GAP") pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a company from the Sony Group and they have negotiated an agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series. In February 2005, the New Captain Scarlet series began broadcasting the initial 13 half-hour episodes in the United Kingdom (which is not one of the territories covered by our agreement with GAP) and producers are presently in production with episodes 14 -26.

         As consideration for services provided under this agreement, we will receive a fee equal to five percent of the gross cash receipts realized by GAP from Sony's exploitation of the New Captain Scarlet Series (excluding revenues generated by sub-agents or distributors appointed by Sony, if any). In addition, during the period from September 2004 through January 2005, GAP purchased 1,505,544 of our shares of common stock at an aggregate purchase price of $978,600. Pursuant to the agreement, we also have a five-year option to purchase up to $1,000,000 of GAP's capital stock at a 15% discount to the value of the shares on the date that the option is exercised.

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

         In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at April 30, 2005 was approximately $126,708. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability on our April 30, 2005 Consolidated Balance Sheet.

         In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,036,138, a substantial portion of which are presently past due.

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

         On March 24, 2003, we received a $12,500 loan and issued a promissory note to 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand that accrues interest at the rate of 10% per annum. In June 2003, we received a short-term loan in the aggregate principal amount of $67,102 from 1025 Investments, Inc. This obligation is documented by a promissory note payable on demand that bears interest at 12% per annum. In July 2003, we received a short-term loan in the aggregate principal amount of $17,000 from 1025 Investments, Inc. The obligation is documented by a promissory note payable on demand that bears interest at 12% per annum. In August 2003, we repaid $35,000 of these loans and $61,602 presently remains outstanding.

         We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable that accrues interest at the rate of 7% per annum. In addition, in Fiscal 2004, Mr. Schwartz extended short-term loans in an aggregate principal amount of $325,040 to us and our operating subsidiaries. We have repaid of the principal amount of these loans.

          In May 2005, certain related party lenders entered into an agreement with us to have debt owed to the lenders repaid with a combination of cash and conversion of debt to equity. As of April 30, 2005, the lenders were owed a total of $1,041,524, which consists of term loans of $746,508, accrued interest of $140,016 and accrued expenses of $155,000. As part of the agreement, during May 2005, the lenders converted $531,524 of debt into 531,524 share of our common stock. In addition, we are obligated to make a cash payment of $510,000 to the lenders upon the closing of the next equity financing that we undertake.

          In May 2005, we entered into a convertible term note payable with a third party lender. The note states that the third party lender will lend us $1,590,000. Interest only, at 12% per annum, is due monthly with the outstanding principal to be paid in a lump sum on May 30, 2006. As part of the loan agreement, we issued stock purchase warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share pursuant to Section 4(2) of the Securities Act. The Warrants are exercisable until May 2010. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement.

          Accordingly, approximately $4,400,000 from the net proceeds of any additional financing may be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

         The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $10,000,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of income from future film production under the Charles Street co-venture with Sony, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.

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



ITEM 3.  CONTROLS AND PROCEDURES
------

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As of April 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
------

         We know of no pending legal proceedings to which we or any of our subsidiaries are a party that are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------

         In March 2005, we issued 2,000,000 shares of our common stock as part of our investment in an affiliated company which was valued at $780,000.

         In April 2005, our principal stockholder converted 1,000,000 shares of our Preferred Stock into 10,000,000 shares of our common stock.

          In April 2005, Christopher Schwartz agreed to cancel the outstanding balance due to him of $963,178 in exchange for 963,178 shares of our common stock. At the same time, other creditors agreed to cancel $1,668,995 of outstanding indebtedness for 1,668,995 shares of our common stock.

         In May 2005, a creditor converted debt of $531,524 in to 531,524 shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
------

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of April 30, 2005, the total outstanding balance of this loan was $126,708. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability on our January 31, 2003 Consolidated Balance Sheet.

ITEM 6.  EXHIBITS
------

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

        10.36 Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to
                   Exhibit 10.36 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31,
                   2005).
        10.37 Sale and Purchase Agreement between TriMedia Film Group, Inc. and Keydata Media and Marketing I, LLP dated as of October 2004 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).
        10.38 Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).
         31.1 Certification dated June 14, 2005 of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.
        32.1       Certification dated June 14, 2005 pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRIMEDIA ENTERTAINMENT GROUP, INC.


Date:                         /s/Christopher Schwartz
                              --------------------------------------------------
                              Christopher Schwartz
                              Chief Executive Officer and
                              Chief Financial Officer