Form 10QSB
period 2005-07-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2005-09-14
CIK 1163680

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the Quarter ended July 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-49865


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
            ---------------------------------------------------------
                         (Name of Small Business Issuer)


               DELAWARE                                   14-1854107
--------------------------------------        ---------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)


   1080 N. DELAWARE AVENUE, 8TH FLOOR
       PHILADELPHIA, PENNSYLVANIA                           19125
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)

                                 (215) 426-5536
            ---------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

There were 45,560,011 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at September 9, 2005.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                       ----------------------------------

                                      INDEX
                                      -----

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at July 31, 2005 (unaudited) and October 31, 2004
                  (audited)....................................................................      1

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                  July 31, 2005 and July 31, 2004 (unaudited).................................       2

                  Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2005
                  and July 31, 2004 (unaudited)...............................................       3

                  Notes to Consolidated Financial Statements...................................      5

         Item 2.  Management's Discussion and Analysis or Plan of Operation....................      11

         Item 3.  Controls and Procedures......................................................      19

Part II. Other Information

         Item 1.  Legal Proceedings............................................................      19

         Item 2.  Unregistered Sales of Equity.................................................      19

         Item 3.  Defaults Upon Senior Securities..............................................      19

         Item 6.  Exhibits and Reports on Form 8-K.............................................      20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------



                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2005

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES


                                 C O N T E N T S
                                 ---------------


                                                                        PAGE
                                                                       ------


CONSOLIDATED BALANCE SHEETS                                               1


CONSOLIDATED STATEMENTS OF OPERATIONS                                     2


CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3 - 4


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             5 - 10

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2005 AND OCTOBER 31, 2004

                                                                             July 31,         October 31,
                                                                               2005              2004
                                                                           ------------       ------------
                                                                            (Unaudited)         (Audited)
      ASSETS

CURRENT ASSETS
   Cash                                                                   $     71,922       $    185,096
   Miscellaneous receivables                                                     8,659                  -
   Convertible note receivable                                                 250,000                  -
   Prepaid expenses                                                            404,570             29,262
                                                                          ------------       ------------
                                                                               735,151            214,358

PROPERTY AND EQUIPMENT - Net                                                   318,679            456,135

ADVANCES TO ARTISTS                                                            703,112                  -

CAPITALIZED FILM COSTS                                                         123,787             83,140

INVESTMENT IN AFFILIATED COMPANY                                             1,055,000                  -

OTHER ASSETS                                                                    37,423              9,625
                                                                          ------------       ------------

TOTAL ASSETS                                                              $  2,973,152       $    763,258
                                                                          ============       ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Term loans                                                             $  1,844,208       $    781,613
   Demand notes payable                                                              -            184,602
   Accounts payable and accrued expenses                                       920,844          3,425,599
   Taxes payable                                                                17,501             17,501
   Advance from Sony                                                           100,033             13,088
   Due to stockholder                                                           24,082              7,137
   Deferred revenue                                                                  -              1,167
                                                                          ------------       ------------
                                                                             2,906,668          4,430,707

LONG-TERM DEBT                                                               2,860,167                  -

LOANS PAYABLE - STOCKHOLDER                                                  1,100,000          1,199,040
                                                                          ------------       ------------

TOTAL LIABILITIES                                                            6,866,835          5,629,747
                                                                          ------------       ------------

      STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
   none and 1,000,000 shares issued and outstanding in 2005 and 2004                 -                100
Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 45,560,011 and 29,511,314 shares
   issued and outstanding in 2005 and 2004                                       4,555              2,950
Additional paid-in capital                                                  13,116,527          7,949,420
Accumulated deficit                                                        (17,014,765)       (12,818,959)
                                                                          ------------       ------------

TOTAL STOCKHOLDERS' DEFICIT                                                 (3,893,683)        (4,866,489)
                                                                          ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  2,973,152       $    763,258
                                                                          ============       ============

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (UNAUDITED)

                                           Three Months Ended                   Nine Months Ended
                                                July 31,                            July 31,
                                          2005              2004              2005             2004
                                      -----------       -----------       -----------       -----------
NET REVENUE                           $    27,693       $    73,561       $    53,868       $   230,111


DIRECT COSTS                                4,316            14,600           148,038            23,226
                                      -----------       -----------       -----------       -----------

GROSS PROFIT (LOSS)                        23,377            58,961           (94,170)          206,885


OPERATING EXPENSES                        817,925           930,527         4,358,600         3,011,854
                                      -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                     (794,548)         (871,566)       (4,452,770)       (2,804,969)
                                      -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
  Foreign currency exchange gain          249,418                 -           249,418                 -
  Miscellaneous income (expense)           (2,572)            1,100             7,546             4,500
                                      -----------       -----------       -----------       -----------
                                          246,846             1,100           256,964             4,500
                                      -----------       -----------       -----------       -----------

NET LOSS                              $  (547,702)      $  (870,466)      $(4,195,806)      $(2,800,469)
                                      ===========       ===========       ===========       ===========

BASIC AND DILUTED
  LOSS PER SHARE                      $     (0.01)      $     (0.03)      $     (0.12)      $     (0.10)
                                      ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES                     45,560,011        27,974,105        36,076,462        27,151,284
                                      ===========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                              2005              2004
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(4,195,806)      $(2,800,469)
  Adjustment to reconcile net loss to net cash
    used in operating activities
      Foreign currency exchange gain                          (249,418)                -
      Common stock issued for services                          13,940                 -
      Warrants issued for expenses                                   -           224,300
      Amortization of film costs                                12,092                 -
      Depreciation and amortization                            159,744           146,112
      Increase (decrease) in assets
        Miscellaneous receivable                                (8,659)                -
        Film costs                                             (52,739)          (78,529)
        Prepaid expenses                                       157,692           (10,057)
        Advances to artists                                   (703,112)                -
        Other assets                                           (27,798)                -
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                  350,497           762,010
        Advance from Sony                                       86,945          (122,217)
        Deferred revenue                                        (1,167)            4,667
                                                           -----------       -----------

  Net cash used in operating activities                     (4,457,789)       (1,874,183)
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to stockholder                                            22,246           128,414
  Purchase of investment in affiliated company                 (25,000)                -
  Purchase of equipment                                        (22,288)                -
  Increase in convertible note receivable                     (250,000)                -
                                                           -----------       -----------

  Net cash provided by (used in) investing activities         (275,042)          128,414
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on long-term debt                           3,109,585            69,182
  Net borrowings on demand notes                                19,500                 -
  Net borrowings on term loans                               1,062,595                 -
  Net proceeds from sale of stock                              427,977         1,665,000
                                                           -----------       -----------

Net cash provided by financing activities                    4,619,657         1,734,182
                                                           -----------       -----------

NET DECREASE IN CASH                                          (113,174)          (11,587)

CASH - BEGINNING OF YEAR                                       185,096            14,085
                                                           -----------       -----------

CASH - END OF YEAR                                         $    71,922       $     2,498
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
  Interest                                                 $    60,084       $    85,338
                                                           ===========       ===========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                      2005             2004
                                                                  -----------       -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

    Warrants issued for prepaid consulting services               $   338,000       $         -
                                                                  ===========       ===========

    Warrants issued for deferred financing fee                    $   195,000       $         -
                                                                  ===========       ===========

    Conversion of term loan to common stock                               $ -       $   168,787
                                                                  ===========       ===========

    Accrued interest converted to term loan                               $ -       $   281,141
                                                                  ===========       ===========

    Conversion of liabilities to common stock:
      Accounts payable and accrued expenses                       $ 2,855,252       $         -
      Due to stockholder                                                5,301                 -
      Loan payable - stockholder                                       99,040                 -
      Demand note payable                                             204,102                 -
                                                                  -----------       -----------

                                                                  $ 3,163,695       $         -
                                                                  ===========       ===========

    Warrants issued for investment in affiliated company          $   250,000       $         -
    Common stock issued for investment in affiliated company          780,000                 -
                                                                  -----------       -----------

    Investment in affiliated company                              $ 1,030,000       $         -
                                                                  ===========       ===========

    Conversion of preferred stock to common stock:
      Preferred stock                                             $      (100)      $         -
      Additional paid-in capital                                         (900)                -
                                                                  -----------       -----------

    Common stock                                                  $     1,000       $         -
                                                                  ===========       ===========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiaries (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the 2004 Annual Report on Form 10-KSB which the Company filed with the Securities and Exchange Commission on January 31, 2005 (the "2004 Annual Report".) Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2004 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended July 31, 2005 may not necessarily be indicative of the operating results expected for the full year.

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

         Loss Per Share

         The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted loss per share. For the three and nine months ended July 31, 2005 and 2004, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock (in 2004), stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of July 31, 2005 had accumulated losses of $17,014,765. For the nine months ended July 31, 2005, the Company's net loss was $4,195,806. In addition, the Company had negative working capital of $2,171,517 at July 31, 2005 and experienced negative cash flow from operations of $4,457,789 for the nine months ended July 31, 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


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

         The Company has outstanding debt in the aggregate principal amount of approximately $5,804,375 as of July 31, 2005. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $1,844,208 of this indebtedness. According, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company's operations grow, the Company's financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through July 31, 2006. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.


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

NOTE 3 - CONVERTIBLE NOTE RECEIVABLE

         In June 2005, the Company entered into a convertible promissory note, with an affiliated company, under which the Company loaned $250,000 to the affiliated company. The promissory note accrues interest at 10%, which is due on the maturity date, June 21, 2006. The promissory note is convertible into 250,000 shares of common stock of the affiliated company at the option of either party.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 4 - LOAN PAYABLE - STOCKHOLDER

Loans payable - stockholder consist of an unsecured demand notes payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with these notes for the nine months ended July 31, 2005 was $57,750. Christopher Schwartz does not intend to call these notes during the next fiscal year and therefore the notes are reflected on the balance sheet as a non-current liability.


NOTE 5 - LONG-TERM DEBT

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of (pound)1,628,055. Interest is payable quarterly at the London Interbank Offered Rate ("LIBOR") plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full twenty-four months after the final draw down of the line. In December 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of (pound)1,628,055 (U.S. $2,860,167) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000. TM Film Distribution, Inc. recognized a foreign currency exchange gain of $249,418 for the three and nine months ended July 31, 2005.

In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditional and the third-party's approval which amount is offset as a loan to the third party.


NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended July 31, 2005, the Company sold an aggregate of 863,556 shares of its common stock in a series of private offerings and received net proceeds of $427,977.

During the nine months ended July 31, 2005, the Company issued 21,446 shares of its common stock in exchange for services valued at $13,940.

In December 2004, the Company issued Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.49 per share pursuant to section 4(2) of the Securities Act as compensation for a twelve month consulting agreement. The Warrants are exercisable until December 2009. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized prepaid consulting expense of $338,000, of which $197,200 was expensed for the nine months ended July 31, 2005.

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

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

In April 2005, the major stockholder of the Company, certain employees of the Company and certain related parties converted $2,632,171 of liabilities due to them into stock subscriptions for 2,632,171 shares of the Company's common stock. The shares of common stock were issued in May 2005

In February 2005, the Company replaced 120,000 Stock Purchase Warrants originally issued during Fiscal 2003 with Stock Purchase Warrants to purchase 274,000 of the Company's common stock, due to an anti-dilative clause in the original agreement. The originally issued warrants had exercise prices between $1.13 and $1.50 per share. The revised warrants have an exercise price of $0.45 and expire in October 2007, which was the original expiration date. The issuance of the replacement warrants were accounted for as a variable stock option plan, however no additional expense was required to be recognized during the nine months ended July 31, 2005.

In May 2005, certain related party lenders entered into an agreement with the Company to have debt owed to the lenders repaid with a combination of cash and conversion of debt to equity. As of July 31, 2005, the lenders were owed a total of $1,041,524, which consists of term loans of $746,508, accrued interest of $140,016 and accrued expenses of $155,000. As part of the agreement, during May 2005, the lenders converted $531,524 of debt into 531,524 share of the Company's common stock. In addition, the Company is obligated to make a cash payment of $510,000 to the lenders upon the closing of the next equity financing that the Company undertakes. The $510,000 is reflected as part of term loans under current liabilities.

In May 2005, the Company entered into a convertible term note payable with a third party lender. The note states that the third party lender will lend the Company $1,590,000. Interest only, at 12% per annum, is due monthly with the outstanding principal to be paid in a lump sum on May 30, 2006. As of July 31, 2005, the Company has borrowed $1,087,500 of the $1,590,000 available credit. As part of the loan agreement the Company issued Stock Purchase Warrants to purchase 2,000,000 shares of its common stock at an exercise price of $0.50 per share pursuant to Section 4(2) of the Securities Act. The Warrants are exercisable until May 2010. In accordance with the fair value method as described in accounting requirements of SFAS No. 123R, the Company will recognize a deferred financing fee of $195,000. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. The $1,087,500 is reflected as part of term loans under current liabilities.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 7 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

                                       Recording         Film          Segment                       Consolidated
                                         Studio       Production        Total        Corporate          Total
                                      -------------  -------------   -------------  -------------   ---------------
        Three Months Ended
          July 31, 2005
-----------------------------------

Net sales                                $  25,000       $  2,693       $  27,693       $      -        $   27,693
Loss from operations                        47,872         76,091         123,963        670,585           794,548
Total assets                             1,030,359        290,979       1,321,338      1,651,814         2,973,152
Depreciation and amortization               51,625          1,623          53,248              -            53,248
Capital expenditures                             -         22,288          22,288              -            22,288

        Three Months Ended
          July 31, 2004
-----------------------------------

Net sales                                $   4,964       $ 68,597       $  73,561       $      -        $   73,561
Loss from operations                        50,886         20,873          71,759        799,807           871,566
Total assets                             1,165,866         86,916       1,252,782         32,914         1,285,696
Depreciation and amortization               47,081          1,623          48,704              -            48,704
Capital expenditures                             -              -               -              -                 -

                                       Recording         Film          Segment                       Consolidated
                                         Studio       Production        Total        Corporate          Total
                                      -------------  -------------   -------------  -------------   ---------------

        Nine Months Ended
          July 31, 2005
-----------------------------------

Net sales                                $  26,095       $ 27,773       $  53,868       $      -        $   53,868
Loss from operations                       161,211      1,715,438       1,876,649      2,576,121         4,452,770
Total assets                             1,030,359        290,979       1,321,338      1,651,814         2,973,152
Depreciation and amortization              154,875          4,869         159,744              -           159,744
Capital expenditures                             -         22,288          22,288              -            22,288

        Nine Months Ended
          July 31, 2004
-----------------------------------

Net sales                                $  15,561      $ 214,550      $  230,111       $      -       $   230,111
Loss from operations                       148,544         87,031         235,575      2,569,394         2,804,969
Total assets                             1,165,866         86,916       1,252,782         32,914         1,285,696
Depreciation and amortization              141,243          4,869         146,112              -           146,112
Capital expenditures                             -              -               -              -                 -

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 7 - BUSINESS SEGMENTS (Continued)

                                       Three Months Ended                    Nine Months Ended
                                             July 31,                             July 31,
                                  -----------------------------       -----------------------------
      Reconciliations                 2005              2004              2005              2004
------------------------------    -----------       -----------       -----------       -----------
Total segment operating loss      $   123,963       $    71,759       $ 1,876,649       $   235,575
Corporate overhead expenses           670,585           799,807         2,576,121         2,569,394
Other income                         (246,846)           (1,100)         (256,964)           (4,500)
                                  -----------       -----------       -----------       -----------

Total consolidated net loss       $   547,702       $   870,466       $ 4,195,806       $ 2,800,469
                                  ===========       ===========       ===========       ===========

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

         OVERVIEW

         We are a multimedia entertainment company that has film and music operations. During Fiscal 2003, we derived substantially all of our revenues from the release of our feature film Snipes. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. We re-released Snipes as a combination DVD/CD package through Charles Street. We commenced distribution of Train Ride, a film produced by a third party, in March 2005 and we anticipate commencing production of our new movie, Four Point Play, in the first quarter of Fiscal 2006. We also anticipate assisting Gerry Anderson Productions ("GAP") in the multimedia exploitation of the New Captain Scarlet series. We have four recording artists under contract and anticipate releasing music CD's and DVD's on their new projects during the next twelve months. In June 2005 we entered into a record distribution agreement for our independent music productions with Fontana Distribution LLC, a division of Universal Music Group. The first commercial album release will be in September 2005 with the Spin Doctors album entitled Nice Talking to Me. In October 2005, we plan to release a CD album by Kulcha Don entitled It's All About You. The CD albums will be distributed by Fontana Distribution LLC.

         During the quarter ended July 31, 2005, we received loans in the aggregate principal amount of $1,590,000 and issued promissory notes to third party lenders. Despite these cash receipts, we presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2003 and Fiscal 2004, and the first nine months of Fiscal 2005, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional 12 to 18 months in order to complete production of additional feature films and music productions for commercial release and distribution. Accordingly, in order to generate additional revenues in the remainder of Fiscal 2005, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned or continue to implement our business plan.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

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

         Capitalized Film Costs

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of July 31, 2005, we incurred $123,787 in film costs in connection with the production of five films that are in development and pre-production and were recorded on our balance sheet. We will commence the amortization of these capitalized film costs upon the distribution of their respective DVDs. Once revenues from a film commence, the decision as to what portion of the costs to amortize in a given period is dependent on the estimate of total gross revenues from that film. A lower estimate will result in faster amortization, while a higher estimate may result in a disproportionate amortization in later periods if actual revenues are lower than initial estimates.

         During Fiscal 2005 - Second Quarter we commenced the amortization of the film cost associated with the movie Train Ride upon distribution of the Train Ride DVD/Home Video in February, 2005. Since we anticipate that substantially all revenue from the Train Ride DVD/Home Video was generated in Fiscal 2005 Second Quarter we fully amortized the $12,093 of capitalized film costs associated with the Train Ride DVD/Home Video.

         Artist Compensation Costs

         The amount of royalties earned by artists, as adjusted for anticipated returns, is charged to expense in the period in which the sale of the record takes place. Advance royalty paid to an artist is reported as an asset only if the past performance and current popularity of the artist to whom the advance is made provide a sound basis for estimating that the amount of the advance will be recoverable from future royalties earned by the artist. Capitalized advances are charged to expense as subsequent royalties are earned by the artist. Any portion of capitalized advances that appear not to be fully recoverable from future royalties to be earned from the artist are charged to expense during the period in which the loss becomes evident. During the nine months ended July 31, 2005, we did not advance royalties to artists as we did not complete any projects during that period.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2005 (Fiscal 2005 Third Quarter) vs. Three Months Ended July 31, 2004 (Fiscal 2004 Third Quarter)

-------------------------- ------------------------------ ----------------------------- -----------------------------
                           Fiscal 2005 Third Quarter      Fiscal 2004 Third Quarter     $ Change
                           -------------------------      -------------------------     --------
-------------------------- ------------------------------ ----------------------------- -----------------------------
Net Loss                   547,702                        870,466                       (322,764)
-------------------------- ------------------------------ ----------------------------- -----------------------------
Net Revenue                27,693                         73,561                        (45,868)
-------------------------- ------------------------------ ----------------------------- -----------------------------
Direct Costs               4,316                          14,600                        (10,284)
-------------------------- ------------------------------ ----------------------------- -----------------------------
Operating Expenses         817,925                        930,527                       (112,602)
-------------------------- ------------------------------ ----------------------------- -----------------------------
Other Income               (2,572)                        1,100                         (245,746)
-------------------------- ------------------------------ ----------------------------- -----------------------------

         The $322,764 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expense, a decrease in Net Revenue and a foreign currency gain of $249,418 resulting from the effect of a stronger US Dollar on our UK Pound Sterling denominated debt.

         The $45,868 decrease in Net Revenues primarily resulted from lower 2005 Train Ride revenues compared to Snipes revenues in 2004.

         The $10,284 decrease in Direct Cost was a result of lower amortization of capitalized film cost. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The $112,602 decrease in Operating Expenses was primarily due to a decrease of $85,000 in overhead related to the European office and operations, $196,532 decrease in salaries, a $71,035 decrease in travel expenses, which are all related to the closure of the European offices and operations, and an increase of $258,765 in professional fees, a $70,505 decrease in consulting fees, and a $34,964 increase in interest expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

         The $245,746 increase and Other Income is mainly due to a foreign currency exchange gain of $249,418.

Nine Months Ended July 31, 2005 vs. Nine Months Ended July 31, 2004

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Nine Months Ended            Nine Months Ended            $ Change
                                -----------------            -----------------            --------
                                July 31, 2005                July 31,2004
                                -------------                ------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss                        4,445,224                    2,800,469                    1,395,337
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Revenue                     53,868                       230,111                      (176,243)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Direct Costs                    148,048                      23,226                       124,812
------------------------------- ---------------------------- ---------------------------- ----------------------------
Operating Expenses              4,358,600                    3,011,854                    1,346,746
------------------------------- ---------------------------- ---------------------------- ----------------------------
Other Income                    7,546                        4,500                        252,464
------------------------------- ---------------------------- ---------------------------- ----------------------------

         The $1,395,337 increase in Net Loss From Operations was primarily due to an increase in Operating Expenses, a decrease in Net Revenue and a foreign currency exchange gain of $249,418.

         The $176,243 decrease in Net Revenues primarily resulted from the fact that no Net Revenue was realized from the distribution of the Snipes DVD in the current period offset by revenues realized from the distribution of Train Ride DVD.

         The $124,812 increase in Direct Cost was a result of the recoupment of expenses by our joint venture partner relating to the release of the Snipes DVD, amortization of capitalized film costs associated with the Train Ride DVD and costs related to the development of new artists. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The $1,346,746 increase in Operating Expenses was primarily due to $1,392,170 in fees related to financing activities, an increase of $422,130 in professional fees and an increase of $142,399 in salary related expenses offset by, a $293,683 decrease in consulting fees, a $41,762 decrease in interest expense and a $336,353 decrease in travel expenses. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

         The $252,464 increase in Other Income is mainly due to a foreign currency exchange gain of $249,418.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

---------------------------- -------------------------- --------------------------- -------------------------
                             Nine Months Ended          Nine Months Ended           $ Change
                             -----------------          -----------------           --------
                             July 31, 2005              July 31, 2004
                             -------------              -------------
---------------------------- -------------------------- --------------------------- -------------------------
Cash Flow used in
Operating Activities               (4,457,789)                 (1,874,183)               (2,583,606)
---------------------------- -------------------------- --------------------------- -------------------------
Cash  Flow  from  Investing
Activities                            (25,042)                    128,414                  (153,456)
---------------------------- -------------------------- --------------------------- -------------------------
Cash  Flow  from  Financing
Activities                          4,369,657                   1,734,182                 2,635,475
---------------------------- -------------------------- --------------------------- -------------------------


         The use of cash from operations in Fiscal 2005 was due primarily to our Net Loss and advances to artists of $703,112, principally offset by a decrease of prepaid expenses of $157,692 and an increase in accounts payable and accrued expenses of $350,497, and non-cash charges for depreciation and amortization of $159,744.

         Our investing activities used cash of $25,042 in Fiscal 2005-Third Quarter. This amount reflects a $25,000 investment in an affiliated company offset by an advance from our principal stockholder of $22,246.

         In the Nine Months ended July 31, 2005, financing activities provided $4,369,657 in cash through the sale of 885,002 shares of our common stock, $3,109,585 in proceeds from long-term debt and a total of $1,082,075 in net borrowings offset by a $250,000 loan to an affiliated company.

         At July 31, 2005, we had approximately $72,000 in cash. At September 12, 2005, we had approximately $109,000 in cash. We do not believe that the amount of cash that we had on hand at September 12, 2005 is sufficient to fund our operations through July 31, 2006. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2005, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through July 31, 2006. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues, if any, to fund our operations.

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

         We derive a significant portion of our net revenues from our Charles Street joint venture relating to the sale of the feature films that are released on DVD/Home Video by Sony BMG. In the first six months of Fiscal 2005, there was a significant decrease in net revenues due to the decline in revenues from Snipes, the limited results from the release of Train Ride and our failure to release any additional new movies or other entertainment content. Under the terms of the co-venture agreement with Sony BMG, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Snipes and Train Ride were the first and second films we produced under the agreement. Sony BMG will advance funds for manufacturing, marketing, promotion, production, distribution and other related expenses for film and music projects. These funds are considered a loan to Charles Street and are recoverable by Sony BMG from the sales of products released by Charles Street. Sony BMG has the right to accept or reject any film in its discretion. Substantially all of the $149,720 of Net Revenue which we generated in Fiscal 2004-first quarter represented revenues primarily from sales to rental outlets and limited retail sales of the feature film Snipes.

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

         In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at July 31, 2005 was approximately $126,708. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability on our July 31, 2005 Consolidated Balance Sheet.

         In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $920,844, a substantial portion of which are presently past due.

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

          Accordingly, approximately $2,900,000 from the net proceeds of any additional financing may be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

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

          OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements during the fiscal year ended October 31, 2004 or during the nine month period ended July 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY

         In May 2005, a creditor converted debt of $531,524 into 531,524 shares of our common stock in a private placement under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of July 31, 2005, the total outstanding balance of this loan was $126,708. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2003 Consolidated Balance Sheet.

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

        3.1 Certificate of Incorporation of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on December 2, 2002).
        3.2 Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on December 2, 2002).
        3.3 By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed on December 2, 2002).
        4.1        Specimen Stock Certificate (incorporated by reference to
                   Exhibit 4.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
        4.2 Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to
                   Exhibit 4.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
        4.3 Common Stock Purchase Warrant dated May 5, 2005 issued to IL Resources, LLC (incorporated by reference to Exhibit 4.1 to the 8K filed on June 8, 2005).
       10.1 Employment Agreement dated as of October 9, 2002 by and between US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.2 Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of September 20, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.3 Copyright and Royalty Security Agreement dated June 27, 2002 by and between Snipes Productions, LLC and International Travel CD's, Inc. dated June 27, 2002 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17,
                   2003).
       10.4 Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November 14, 2002 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.5 Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November 14, 2002 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.6 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.7 7% Demand Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to Christopher Schwartz dated May 1, 2002 (incorporated by reference to
                   Exhibit 10.15 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.8 Security Agreement issued by Ruffnation Films LLC, Snipes Productions LLC and Metropolitan Recording Inc. to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
       10.9 8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
      10.10 Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).
      10.11 Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

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

      10.28 10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.29 10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc. dated June 14, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.30 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.31 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.32 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.33 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.34 Consulting Agreement dated December 21, 2004 by and between TriMedia Entertainment Group, Inc. and Joseph Safina (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 23, 2004).
      10.35 Loan Agreement Between Fairbairn Private Bank Limited and TM Film Distribution, Inc. (incorporated by reference to Exhibit
                   10.1 of Current Report on Form 8-K filed on January 5, 2005).
      10.36 Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to
                   Exhibit 10.36 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31,
                   2005).
      10.37        Sale and Purchase Agreement between TriMedia Film Group, Inc.
                   and Keydata Media and Marketing I, LLP dated as of October 2004 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).
      10.38 Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).
      10.39 Secured Convertible Term Note dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the 8K filed on June 8,
                   2005).
      10.40 Securities Purchase Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.1 to the 8K filed on June 8, 2005).
      10.41 Securities Pledge Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.3 to the 8K filed on June 8, 2005).
      10.42 Security Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.5 to the 8K filed on June 8,
                   2005).
      10.43 Subsidiary Guaranty dated May 5, 2005 (incorporated by reference to Exhibit 10.4 to the 8K filed on June 8, 2005).
       31.1 Certificate dated September 14, 2005 of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

       31.2 Certificate dated September 14, 2005 of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.
       32.1        Certification dated September 14, 2005 pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Shawn Taylor, Chief Financial Officer.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRIMEDIA ENTERTAINMENT GROUP, INC.


     Date:                          /s/Christopher Schwartz
                                    -------------------------------------------
                                    Christopher Schwartz
                                    Chief Executive Officer

     Date:                          [/S/CHRISTOPHER SCHWARTZ]
                                    -------------------------------------------
                                    [CHRISTOPHER SCHWARTZ]
                                    Chief Financial Officer
                                    (principal financial officer and principal
                                    accounting officer)