Form 10KSB
period 2005-10-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2006-03-01
CIK 1163680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ___________________________________

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005         COMMISSION FILE NO. 000-49865
------------------------------------------         -----------------------------

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  14-1854107
 --------------------------------           ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                      1080 N. DELAWARE AVENUE, 8TH FLOOR
                        PHILADELPHIA, PENNSYLVANIA 19125
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (215) 426-5536
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

        SECTION REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None.

            SECURITIES REGISTERED PURSUANT TO
                SECTION 12(G) OF THE ACT:                               NAME OF EACH EXCHANGE ON WHICH REGISTERED:
----------------------------------------------------------         ----------------------------------------------------
         Common Stock, par value $.0001 per share                                          None

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.             [  ]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.

                            YES [X]      NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            YES [ ]      NO [X]

         The registrant's revenues for the most recent fiscal year were $6,034.

         The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of February 24, 2005 was approximately $2,048,950.30 (based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

         As of February 24, 2006, 47,060,011 shares of the registrant's common stock, par value $.0001 per share, were issued and outstanding.

         Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

PART I
   ITEM 1     -     DESCRIPTION OF BUSINESS...................................................................    1
   ITEM 2     -     DESCRIPTION OF PROPERTY...................................................................   20
   ITEM 3     -     LEGAL PROCEEDINGS.........................................................................   20
   ITEM 4     -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................   20

PART II
   ITEM 5     -     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................   20
   ITEM 6     -     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................   23
   ITEM 7     -     FINANCIAL STATEMENTS......................................................................   29
   ITEM 8     -     CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........
                                                                                                                 29
   ITEM 8A          CONTROLS AND PROCEDURES...................................................................   29
   ITEM 8B          OTHER INFORMATION.........................................................................   30

PART III
   ITEM 9     -     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT.....................................................   30
   ITEM 10    -     EXECUTIVE COMPENSATION....................................................................   31
   ITEM 11    -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................   34
   ITEM 12    -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................   34
   ITEM 13    -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................   35
   ITEM 14    -     PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................   38

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

         Our principal executive offices are located at 1080 N. Delaware Avenue, 8th Floor, Philadelphia, Pennsylvania 19125 where we have our corporate, music and film offices.

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

         Sony BMG Co-Venture
         -------------------

         Charles Street, our co-venture with Sony BMG, will produce and distribute film projects, as well as their related soundtracks, and will produce and distribute CDs and other recorded music projects. Ruffnation Films will supervise the operations of Charles Street on a day-to-day. Pursuant to the terms of the co-venture agreement, as amended on October 2, 2003, Ruffnation Films will fund the creation, production and marketing of ten films for Charles Street. Sony BMG has the right to accept or reject any film in its discretion. Snipes was the first film we produced under the agreement. With respect to the production of films, the term of the agreement will continue until the later of September 30, 2006 and the date we deliver ten films to Sony BMG (the "Film Term"). If Sony BMG determines not to accept or release a particular film, we have the right to enter into an agreement with a third party on terms and conditions approved by Sony BMG. Sony BMG has the exclusive right, throughout the world, to manufacture, market, distribute and exploit on behalf of Charles Street, DVDs and VHS tapes containing these films. Sony BMG will provide its services on terms on which it customarily provides such services to its wholly-owned home video affiliates. Ruffnation Films is responsible for activities relating to production of films on behalf of Charles Street. Costs incurred by Ruffnation Films in connection with the production of films are deemed expenses of Charles Street and are subject to a budget approved by Sony BMG. Sony BMG is responsible for activities relating to marketing, publicity and promotion of home videos on behalf of Charles Street. Sony BMG pays marketing costs in connection with the films. Sony BMG is not obligated to pay or contribute any profit advances, loans, overhead, production or salary costs toward the production of films.

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

         Film Production
         ---------------

         Our goal is to produce quality films in the low budget range with total costs of $300,000 to $2,000,000 per film. Our current strategic plan calls for the production or co-production of three to five films annually. Our ability to execute this plan is dependent upon our ability to raise additional financing necessary to fund such productions. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films. In Fiscal 2001 and Fiscal 2002, Ruffnation Films produced one film entitled Snipes. Ruffnation Films did not produce any films in Fiscal 2003 or Fiscal 2004. In September 2002, Snipes opened in theaters in New York, Philadelphia, Washington D.C., Detroit, Atlanta and Baltimore. Snipes has received numerous acclaims including a three-out-of-four star rating by the Philadelphia Inquirer's movie critic. Snipes premiered at the Philadelphia Film Festival in April 2002 and was awarded Best Feature Film and was the official selection of the 2001 Toronto International Film Festival. Snipes is Richard Murray's directorial debut and stars Nelly, a Grammy award winning hip-hop artist with approximately 17 million album sales worldwide, Dean Winters of HBO's OZ, J.D. Williams, Sam Jones III, Schoolly D and Frank Vincent. On February 25, 2003, the Snipes DVD was released for commercial sale and distribution through Charles Street. In Fiscal 2005, we re-released Snipes as a combination DVD/CD package through Charles Street for distribution in the U.S. consumer market in connection with Nelly's concert tour. Additionally, in Fiscal 2005, we released a film entitled Train Ride through Charles Street. TrainRide is an urban drama that follows the harrowing events on a college campus and stars Wood Harris (HBO's The Wire), Russell Hemsby (ESPN's Playmakers) and hip-hop star MC Lyte.

         Sony BMG is obligated to deliver quarterly reports to us within forty-five days following the end of each quarter and annual financial statements to us within ninety days following the end of each calendar year. Through December 31, 2005, the last quarter for which a report has been received, Sony BMG reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,302,083 and net profits of $1,042,341 of which our portion is $857,516. There were no payments received from Sony BMG related to the release of Snipes in Fiscal 2005. In November 2004, Snipes was re-released as a combination DVD-CD package in the US, UK and various European territories. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of Snipes, there can be no assurance of the amount or timing of such payments. Additionally, through December 31, 2005, the last quarter for which a report has been received, Sony BMG reported gross billings for Charles Street related to the release of the Train Ride DVD/Home Video of $210,789 and net profits of $74,606 of which our portion is $69,104. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of Snipes and Train Ride, there can be no assurance of the amount or timing of such payments.

         Distribution
         ------------

         Ruffnation Films' projects that are not distributed through Charles Street may be distributed in the United States through RED Distribution, Inc. ("RED"), Sony BMG's independent distribution system, and through Fontana and up to 17 licensees who service the industry throughout the world. Accordingly, we anticipate that each project will have global distribution either through Charles Street or through independent distribution. The end product at retail will be a DVD/CD package that will have a retail price estimate of approximately $29.99 to $34.99 with an approximate $16 to $20 wholesale price. Our sales goal is 500,000 to 1,000,000 units worldwide for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers. In addition, when the opportunity arises we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

         Currently there have been a few products released in the DVD/CD combination package. It is not common for major and independent distribution companies in film and music to come together on one product for distribution. Historically, film companies have been reluctant to give DVDs to music companies and music companies have been reluctant to give CDs to film companies for distribution. Our goal is to effectively exploit this format and become a leader in this marketplace. Each film project will have the potential to allow us to capitalize on multiple potential revenue streams for each of our business operations.

         Keydata Media & Marketing 1 LLP Distribution
         --------------------------------------------

         In Fiscal 2004, we formed two wholly owned subsidiaries, TM Film Distribution Inc. ("TMF") and TriMedia Film Group, Inc. ("TFG") for the independent purposes of alternative film development, distribution and financing.

         In Fiscal 2004, TFG and Keydata Media & Marketing 1 LLP ("KMM") entered into a Sale and Purchase Agreement pursuant to which KMM is entitled to acquire the rights to exploit any TFG film produced during the eight year term of the agreement for a period of fifty years in exchange for a licensing fee of 1000 pounds sterling (approximately $1,742 at the current exchange rates). KMM may exploit the films that it acquires through pay or public television, theatrical release, airlines, ships or non-theatrical presentations. As of the date of this report, TFG has not yet produced any films.

         Simultaneously, TMF entered into a Distribution Agreement with KMM pursuant to which TMF shall have the rights to distribute KMM films for a period of 15 years and TMF shall pay KMM a percentage of the gross receipts after recoupment of participant deferments and distribution expenses. Additionally, KMM is required to deposit payments into a Printing and Advertising fund in such amounts as the parties shall agree. This fund shall be used to reimburse TMF for printing, advertising and exploitation expenses incurred under the agreement. TMF must provide KMM with a marketing plan and budget for each film and supporting documentation for each expenditure in order to receive reimbursement of these expenses. In Fiscal 2005, KMM deposited 11,646,835 pounds sterling into the Printing and Advertising fund to be utilized for printing and advertising of KMM films distributed pursuant to this Distribution Agreement. TMF has discretion regarding the manner of distribution for each film. As of the date of this report, KMM has not yet acquired any films from TFG that can be distributed pursuant to this agreement.

         Pay and Free Television Distribution
         ------------------------------------

         We intend to license our own productions and productions acquired from third parties to the domestic and international marketplace on a project basis through Sony BMG or independent distributors on a territory-by-territory basis.

         On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC ("GAP") pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a group of Sony and they have negotiated an agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series.

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

         Sony BMG Co-Venture
         -------------------

         During the Film Term, Sony BMG has the exclusive right, on an artist by artist basis and subject in each case to our written approval, which we may not unreasonably withhold, to require any record label owned or controlled by Ruffnation Films or Christopher Schwartz to transfer to Charles Street all of its or his rights and obligations in and to any particular recording artist (each a "Designated Artist") whose records have been distributed by Fontana. However, we believe that Sony BMG is only interested in those artists whose music is distributed in connection with a film that Sony distributes. Sony BMG has no obligation to accept, and we have no right to require them to accept, any of our artists as Designated Artists.

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

         During the Film Term, provided there are no material defaults, Sony BMG will extend a loan to Charles Street through a line of credit to fund all recording costs, advances and royalties relating to the creation, marketing and exploitation of records and soundtracks. These costs shall be deemed expenses of Charles Street. In order to secure its obligation to repay these loans, Charles Street granted to Sony BMG a first priority security interest in all of the assets of Charles Street.

         During the Film Term, neither Ruffnation Films, Christopher Schwartz nor any entity owned or controlled by Ruffnation Films or Christopher Schwartz, will furnish the services of any artist to any person or entity except Sony BMG, with the exception of the independent labels discussed below, unless Sony BMG consents to such action. At the end of the Label Term, we will no longer be required to furnish the services of our artists to Sony BMG or Charles Street. Sony BMG is obligated to license to Charles Street master recordings owned or controlled by Sony BMG for inclusion in films, home videos and soundtracks.

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

         Fontana Distribution Agreement
         ------------------------------

         On June 8, 2005 Ruffnation Music, Inc. entered into a record distribution agreement for our independent music productions with Fontana Distribution LLC, a division of Universal Music Group. The first commercial album release was the Spin Doctors album entitled Nice Talking to Me in 2005. In March 2006, we plan to release a CD album by Kulcha Don entitled It's All About You. The CDs will be distributed by Fontana.

         The distribution Agreement with Fontana provides that Fontana will have the exclusive right to manufacture and distribute certain records owned or controlled by us or Christopher Schwartz. Fontana also has the exclusive right to sell and distribute our U.S. released records in any and all media. Notwithstanding the foregoing, we can distribute the records directly to consumers through our website or by our exclusive recording artists through their web sites, as physical goods and/or by means of electronic transmissions. Once a record is ready for release by us, Fontana will include the appropriate pricing information and a description of the song in its monthly products release book. Sales representatives from Fontana's sales branches throughout the country and affiliates of Fontana solicit orders on our behalf. We maintain control over the promotion and marketing of our recordings. However, at our request, Fontana may assist us, at our expense, in coordinating various types of marketing, promotion and placement of advertising directed toward its retail and wholesale accounts. Generally, we are required to pay the manufacturing and distribution costs associated with CDs prior to their manufacture by Fontana. We will generally be permitted to pay these expenses out of the sales proceeds generated by these CDs. However, in order to secure our obligation to pay these expenses, we entered into a security agreement with Fontana on June 8, 2005 pursuant to which Fontana has a security interest in and to Masters, Artwork and Materials as defined therein. The distribution agreement with Fontana will expire on June 8, 2007, unless terminated earlier pursuant to the terms therein. Fontana has two separate options to extend the term of the agreement for one additional year each option period.

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

         The Rock and Pop music genres will enable us to compete in a market segment comprising 33.9% of gross business in the United States record industry. Likewise, activity in the Rap/Hip-Hop, R&B/Urban segment of the market will put us into an additional 23.4% of gross business in the United States record industry. We may seek to develop operations that will address the remaining segments of the market, which includes jazz, Latin and other musical styles.

         Although we may from time to time license already completed master recordings for a fixed price plus royalty, we will primarily be involved in the actual production of master recordings. This aspect of the recording business will require our management to approve a specific project and then contract with recording artists, musicians and producers to produce a master recording. The artist and producer will each receive either a minimum fee plus a percentage royalty based on the proceeds received by us from distribution of a recording or a percentage royalty without a minimum fee. The fee and royalty arrangements will be negotiated on a recording-by-recording basis. We will produce recordings in studios with which we have access or by renting time at any one of a number of recording studios. Management therefore seeks to reduce or eliminate certain costs and to match the specific configuration of a particular studio to the requirements of a particular artist or producer.

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

         Cable operations, such as MTV, VH-1, BET and other music television channels, as well as certain commercial television stations, have provided significant exposure to new music groups. We intend to utilize television as a promotional tool. In addition, we intend to produce promotional videotapes, CDs and DVDs featuring our artists, and maintain effective cost controls through the use of our own music video production department.

         The music video and DVD market has grown significantly over the past few years and we believe that the music video and DVD business is a natural extension of our other planned activities in the music business. Our music video department will concentrate primarily upon promotional activities for our artists to produce videos of single songs for promotional purposes. Generally, income from music videos is derived from television broadcasts and from the sale of videocassettes, CDs and DVDs. We may make electronic press kits ("EPKs"), long-form videos and enhanced videos or CD-ROMS playable on computer. We also may combine artist videos and EPKs for release on DVD, providing a whole new format for viewing that previously was limited to television broadcasts. Our music and videos may also be included in RealPlayer(R) packages. We anticipate experiencing increased activity as we enter into contracts with additional artists. In such event, longer music programs, such as DVDs or concert programs, are contemplated.

         The marketing methods that we plan to use are customary in the music industry. These methods will include:

         o  radio;
         o  television;
         o  artist/websites;
         o  newspaper and magazine advertising;
         o  distribution of posters featuring our artists and records;
         o  street teams;
         o  wrapped vans and trucks;
         o  bus backs, bus stops and benches;
         o  billboards;
         o marquee style movie lights at label sponsored events and artists shows; and
         o coordinated promotions with retail stores such as in-store displays and appearances by performers.

Initially, our principal efforts will be focused on radio promotion through radio play of artist's singles to develop consumer recognition and product demand. We plan future advertising in national music consumer publications and industry trade publications as artists achieve increasing consumer recognition, provided such additional advertising, in management's opinion, would enhance sales.

         Licensing of Recordings
         -----------------------

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

         Metropolitan also includes fully equipped digital film and editing facilities for film, video and television productions. We view the studio operations principally as a catalyst to attract artists and to record their products in-house.

                               INDUSTRY BACKGROUND

THE RECORDED MUSIC INDUSTRY

         The recorded music industry is dominated by four major international entertainment companies, which accounted for approximately 72% of worldwide recorded music sales in 2004:

         o  Universal Music Group;
         o  Warner Music Group;
         o  Sony BMG Corp.; and
         o  EMI Group

There are many mid-sized and smaller companies in the music industry that accounted for the remaining 28%, including independent music companies.

         In the late 1940's, record retail sales amounted to only $48 million annually. By 1970, sales had grown to nearly $1.7 billion annually. By way of current comparison, the Recording Industry Association of America ("RIAA") reported the sound recording domestic market in 2004 to be $12.1 billion. The International Federation of Phonographic Industry ("IFPI"), an organization that represents the recording industry worldwide, reported recorded music sales worldwide of $33.6 billion in 2004. Since 1984, the value of sales industry wide has increased at a faster rate than unit volume growth, due in part to the introduction and acceptance of CDs, which are priced substantially higher than vinyl records and tapes. CDs represented 90.3 percent of all units shipped in the United States in 2004. IFPI reports that sales of recorded music in 2004 to be largest in the United States, Japan, United Kingdom, Germany and France, accounting for 73% of the recorded music market. The proportion of global music sales accounted for by the United States and the United Kingdom accounted for 47% of the value of the world market. IFPI reported that 2004 was a landmark year for growth of digital services. Over 180 legitimate music download services were launched globally in 2004. The United States represents approximately 36 percent of the total world music market. The RIAA reports that, in 2004, Rock remained the most popular genre of music in the United States with 23.9 percent of the market followed by Rap/Hip-Hop with 12.1 percent, R&B/Urban with 11.3 percent, Country music with 13 percent, Pop with 10 percent, Religious with 6 percent, Classical with 2 percent and Jazz with 2.7 percent of all music items purchased.

         Both the RIAA and IFPI reported that the increased availability of free music via mass digital copying and internet piracy have had a substantial negative impact on the recorded music industry in 2004 and the industry is aggressively pursuing strategies to resolve the erosion of unit shipments and sales in the world market. In 2004, digital copying and Internet piracy have resulted in an approximate $4.6 billion decline in worldwide revenues.

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

         Foreign record sales account for over one-half of worldwide record sales. English versions of popular hits have achieved acceptance and success throughout the globe. Examples are the foreign chart successes of such artists as Usher, Norah Jones, Eminem, U2, Avril Lavigne, Robbie Williams, Shania Twain, Destiny's Child and many others. Generally, the U.S. record industry is expanding its international liaisons through worldwide licenses.

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

         The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner, Sony BMG, EMI, Disney, Viacom and numerous independent companies. Some of our competitors in the music business will include Motown, Warner Music Group, Universal Music Group, Interscope, Sony BMG and EMI. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming.

EMPLOYEES

         As of October 31, 2005, we had eight full-time employees in our operations. We use and plan to continue using independent consultants, producers, professionals and contractors on an as needed basis. Upon obtaining additional financing, we will hire additional employees in connection with the production of our recorded music and film productions. We believe that our employee and labor relations are good. Our full-time employees are not members of any union. On film projects, we may employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees, the Screen Actors Guild and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay in our release of new films and thereby could adversely affect our cash flow and revenues.

RISK FACTORS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

         WE NEED TO OBTAIN FINANCING IN ORDER TO CONTINUE OUR OPERATIONS.

         On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2007 if we do not raise at least $10,000,000 from the sale of our securities or other financing means. While we are in discussions and have entered agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

         AS OF OCTOBER 31, 2005, WE HAD APPROXIMATELY $6,126,028 IN INDEBTEDNESS AND APPROXIMATELY $1,223,097 IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES; IF WE ARE UNABLE TO SATISFY THESE OBLIGATIONS, THEN OUR BUSINESS WILL BE ADVERSELY EFFECTED.

         As of October 31, 2005 we had indebtedness in the aggregate principal amount of approximately $6,126,028 and accounts payable and accrued expenses of approximately $1,223,097. Approximately $7,350,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months and a portion of the net proceeds of any additional financing will be used to pay down accounts payable and accrued expenses. Approximately, $1,100,000 of this indebtedness consists of amounts owed to our Chief Executive Officer pursuant to demand promissory notes. Approximately $2,881,820 of this indebtedness consists of amounts owed to a third party lender pursuant to promissory notes that mature in December 2006. Approximately $2,017,500 of this indebtedness consists of amounts owed to third party lenders pursuant to promissory notes that mature in Fiscal 2006. In addition, we are presently in technical default on a $162,000 loan which we received from a bank. As of January 31, 2006, the outstanding balance of this loan was $126,708. Although we have made all required payments under this loan and the bank has not taken any action with respect to this technical default, if the bank elected to exercise its rights under its security agreement, it could foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely effect our operations. In addition, due to our present lack of liquidity, we have not had the ability to pay approximately $1,223,097 of accounts payable and accrued expenses.

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

         WE HAVE A HISTORY OF LOSSES AND EXPECT THAT LOSSES MAY CONTINUE IN THE FUTURE.

         Our net loss for the fiscal year ended October 31, 2005 totaled $7,090,305 compared to a net loss of $4,777,612 for the fiscal year ended October 31, 2004 and a net loss of $6,586,034 for the fiscal year ended October 31, 2003. In addition, we had negative working capital of $3,226,702 as of October 31, 2005 and experienced negative cash flow from operations of $5,050,282 during the fiscal year ended October 31, 2005. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2006. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

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

         OUR SUCCESS WILL BE LARGELY DEPENDENT UPON OUR KEY EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL.

         Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher Schwartz. The loss of Mr. Schwartz's services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them. Although Mr. Schwartz has entered into an employment agreement with us, and owns approximately 40% of our issued and outstanding common stock on an as-converted basis, there is no assurance that Mr. Schwartz will continue his employment with us. Although we believe that we would be able to locate a suitable replacement for Mr. Schwartz if his services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

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

      THE RECORDED MUSIC INDUSTRY HAS BEEN DECLINING AND MAY CONTINUE TO DECLINE, WHICH MAY ADVERSELY AFFECT OUR PROSPECTS AND OUR RESULTS OF OPERATIONS.

      Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. No significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by IFPI at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.6%
from 2002 to 2003 and 1.3% from 2003 to 2004. We cannot assure you as to the timing or the extent of any improvement in the industry. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business.

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

         WE WILL DEPEND ON THE CONTINUED POPULARITY OF POP OR URBAN MUSIC.

         We plan to produce records in multiple genres of music including rock, pop, neo-classical soul and hip-hop. Our proposed artists will be primarily in this segment of the market. If tastes move away from this type of music and we do not develop any alternatives, then we may not be able to sell enough entertainment products and services to be profitable. Although we believe that this sector will continue to grow, consumer taste is unpredictable and constantly changing, and we cannot predict with any certainty that this segment will continue to remain popular.

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

         WE WILL BE IN COMPETITION WITH COMPANIES THAT ARE LARGER, MORE ESTABLISHED AND BETTER CAPITALIZED THAN WE ARE.

         The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner Inc., Sony BMG, EMI, Disney and Viacom. Some of our competitors in the music business will include Motown, Warner Music, Universal Music Group, Interscope, Sony BMG, EMI and numerous smaller independent companies. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming. Many of our competitors have:

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

THERE MAY BE DOWNWARD PRESSURE ON OUR PRICING AND OUR PROFIT MARGINS.

      There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the ever greater price negotiating leverage of mass merchandisers and big box retailers, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs and the adoption by record companies of initially lower-margin formats such as DualDisc and DVD-Audio.

OUR PROSPECTS AND FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED IF WE FAIL TO IDENTIFY, SIGN AND RETAIN ARTISTS AND SONGWRITERS.

      We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will generate sales. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow under terms that are economically attractive to us. Our competitive position is dependent on our ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of artist releases during a particular period.

WE MAY HAVE DIFFICULTY ADDRESSING THE THREATS TO OUR BUSINESS ASSOCIATED WITH HOME COPYING AND INTERNET DOWNLOADING.

      The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. The music industry is working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If the music industry fails to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if the music industry is unsuccessful in its efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if the music industry fails to develop effective means of protecting its intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

ORGANIZED INDUSTRIAL PIRACY MAY LEAD TO DECREASED SALES.

      The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.6 billion in revenues in 2004, according to IFPI. IFPI estimates that 1.5 billion pirated units were manufactured in 2004. According to IFPI estimates, approximately 34% of all music CDs sold worldwide in 2004 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

LEGITIMATE CHANNELS FOR DIGITAL DISTRIBUTION OF OUR CREATIVE CONTENT ARE A RECENT DEVELOPMENT, AND THEIR IMPACT ON OUR BUSINESS IS UNCLEAR AND MAY BE ADVERSE.

      Legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital versus physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the "unbundling" of the album on our business. While recent studies have indicated that consumers spend more on music in general when they begin to purchase music in digital form than previously, it remains unclear how consumer behavior will change when faced with the prospect of purchasing only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed.

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 1080 N. Delaware Avenue, Philadelphia, Pennsylvania 19125 and occupies approximately 10,500 square feet of space under a three-year lease agreement that expires on December 31, 2008. We are obligated to pay rent of $9,625 per month during the first two years of the term of this lease agreement and $10,500 per month during the last year of the term of this lease agreement. We have an option to extend the lease for a period of two years after the end of the initial term at a monthly rent of $10,815 during the first year of the extension and a monthly rent of $11,139 during the second year of the extension.

         In November 2004, we assigned our rights under our existing office lease for 101 Charles Drive, Bryn Mawr, Pennsylvania to an unaffiliated party who has agreed to assume our obligations under this lease. As part of this agreement, we agreed to maintain our recording studio equipment and fixtures at these premises throughout the term of the assumed lease. The assignee has the right to use the recording studio for 21 days per month and we retain the right to use the recording studio for all remaining days in any calendar month provided that we are required to provide the assignee with no less than 30 days notice of our intent to use the recording studio for three or more consecutive calendar days. We are obligated to pay one third of all costs of maintaining the recording studio equipment and fixtures in good working order as well as one third of all utilities costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "TMEG.OB".

Market Information
------------------

         The following table presents the high and low bid prices per share of our common stock as quoted for the years ended October 31, 2005 and October 31, 2004 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 14-for-1 forward stock split that occurred on October 7, 2002.

Fiscal Year ended October 31, 2005
--------------------------------------------------------------------------------
Quarter ended:                          High Bid                     Low Bid
                                        --------                     -------
     January 31, 2005                      .5                           .33
     April 30, 2005                        .3                           .19
     July 31, 2005                         .195                         .15
     October 31, 2005                      .13                          .07



Fiscal Year ended October 31, 2004
--------------------------------------------------------------------------------
Quarter ended:                          High Bid                     Low Bid
                                        --------                     -------
     January 31, 2004                     2.84                          .99
     April 30, 2004                       2.54                         1.27
     July 31, 2004                        1.70                          .64
     October 31, 2004                      .89                          .51

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On February 24, 2006, the closing bid price for our common stock was $0.075 per share.

Holders
-------

         As of February 21, 2006, we had 77 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Stocktrans, Inc.

Dividends
---------

         To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.

Recent Sales of Unregistered Securities and Use of Proceeds
-----------------------------------------------------------

         Pursuant to that certain loan agreement, dated November 1, 2002, with Trident Growth Fund, L.P. (f/k/a/ Gemini Growth Fund, LP) ("Trident"), we were required to comply with various financial and other covenants of which failure to comply could have been deemed a default under the loan by Trident. As of January 31, 2003, April 30, 2003 and July 31, 2003, we did not satisfy these financial covenants and were in default under the loan agreement. On March 27, 2003 Trident waived this default for a period of six months ending April 30, 2003. On September 11, 2003 Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, on March 27, 2003 we issued Trident warrants to purchase 10,000 shares of our common stock at an initial exercise price of $1.50 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act. In exchange for the waiver by Trident on September 11, 2003, we issued Trident warrants to purchase 10,000 shares of our common stock at an initial exercise price of $1.15 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

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

         As of April 30, 2003 we did not register the resale of the shares of common stock issuable upon conversion of the note or exercise of the warrants. However, on June 13, 2003, Trident waived this default for a period of six months from April 30, 2003 through October 31, 2003. In exchange for the waiver by Trident, on June 13, 2003 we issued Trident 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock at an initial exercise price of $1.13 per share. These shares of common stock and warrants were issued pursuant to Section 4(2) of the Securities Act.

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

         On March 23, 2004, we entered into an employment agreement with Daniel
J. B. Taylor. Pursuant to the terms of the employment agreement Mr. Taylor was appointed as our President and Chief Executive Officer of European Operations and we granted Mr. Taylor the option to purchase up to 6,000,000 shares of our common stock pursuant to Section 4(2) of the Securities Act. The exercise price for these options is $1.75 per share, the closing price of shares of our common stock on March 23, 2004 and is subject to adjustment based on the market price of our shares of common stock. Upon the execution of the employment agreement, options immediately vested to purchase 2,000,000 share of our common stock. In addition, options to purchase 2,000,000 shares of our common stock vest upon the completion and funding of an initial public offering of our shares of common stock in the United Kingdom and options to purchase 2,000,000 shares of our common stock vest upon our completion of ten films in a form which can reasonably be regarded as being capable of being exhibited or sold in DVD format to the general public. Mr. Taylor resigned from the Company on June 14, 2005 and the 4,000,000 unvested options expired. The vested options expired without being exercised.

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

         On August 24, 2004, we entered into the agreement with GAP pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. Pursuant to the terms of the agreement, GAP has purchased 1,505,539 shares of our common stock at an aggregate purchase price of $978,600. We sold these shares of common stock pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

         In connection with our offering to sell up to 6,666,667 Units to accredited investors, on January 24, 2005, Clearview Investment Fund purchased 666,667 Units at $0.45 per Unit, pursuant to the terms set forth in our Amended and Restated Subscription Agreement.

         On March 17, 2005, we and International Equities Group, Inc. ("IEG") entered into the Operating Agreement of Battle Rap, LLC. We hold a 10% interest in Battle Rap, for which we contributed 2,000,000 shares of our common stock to Battle Rap, which distributed them to IEG. We also issued to IEG a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $.45 per share. These transactions were completed pursuant to Section 4(2) of the Securities Act.

         On April 29, 2005, we issued 10,000,000 shares of our common stock to Christopher Schwartz upon his election to convert 1,000,000 shares of our Series A Convertible Preferred Stock, stated value $10,00 per share into shares of our common stock at the conversion price of $1.00 per share pursuant to Section 4(2) of the Securities Act.

         On May 5, 2005, we entered into a Securities Purchase Agreement with IL Resources, LLC ("IL Resources") pursuant to which we issued to IL Resources a Secured Convertible Term Note in the aggregate principal amount of $1,590,000 and a warrant to purchase 2,000,000 shares of our common stock pursuant to
Section 4(2) of the Securities Act. The note is convertible into our common stock at a conversion price of $.50, subject to certain adjustments.

         On or about May 6, 2005, eight of our creditors agreed to exchange an aggregate of $3,268,162 in indebtedness owed to them for shares of our common stock at a price of $1.00 per share, pursuant to Section 4(2) of the Securities Act, for a total of 3,268,162 shares.

         On December 20, 2005, we entered into a consulting agreement with Walt Beach pursuant to which we issued to Walt Beach 1,500,000 shares of our common stock, pursuant to Section 4(2) of the Securities Act.

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

OVERVIEW
--------

         We are a multimedia entertainment company that has film and music operations. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. In Fiscal 2005, we re-released Snipes as a combination DVD/CD package through Charles Street and we distributed Train Ride, a film produced by a third party and released a CD by our recording artists, the Spin Doctors. In Fiscal 2006, we anticipate assisting GAP in the multimedia exploitation of the New Captain Scarlet series, commencing production of our new movie Four Point Play and releasing CDs by our music artists Kulcha Don and Kristy Frank.

         We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004 and Fiscal 2005, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues in Fiscal 2006, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2006 or continue to implement our business plan.

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

RESULTS OF OPERATIONS
---------------------

Year Ended October 31, 2005 (Fiscal 2005) vs. Year Ended October 31, 2004 (Fiscal 2004)

                                           FISCAL 2005        FISCAL 2004           $CHANGE
                                           ------------       -----------          ----------
Net Loss                                   $(7,090,305)       $(4,777,612)         $2,312,693
Net Loss From Operations                   $(7,336,391)       $(4,782,312)         $2,554,079
Net Revenues                                    $6,034           $239,070           $(233,036)
Direct Costs                                  $990,482            $41,314            $949,168
Operating Expenses                          $6,351,943         $4,980,068          $1,371,875
Other Income                                  $246,086             $4,700            $241,386

         The increase in Net Loss From Operations in Fiscal 2005 was primarily due an increase in direct costs and operating expenses in Fiscal 2005.

         The decrease in Net Revenues in Fiscal 2005 was due to the fact that we released Train Ride in Fiscal 2005 and obtained minimal revenue.

         The increase in Direct Costs for Fiscal 2005 was mainly the result of final amortization of capitalized artist and production costs for music and film projects and an increase in related disbursements. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, amortization expense, studio supplies and support services.

         The increase in Operating Expenses in Fiscal 2005 was primarily due to an increase of $1,641,947 due to fees and expenses incurred in connection with financings, an increase of $631,795 due to a loss on impairment of the investment in Battle Rap. These increased expenses were offset by a decrease of $550,000 in consulting expenses and a decrease of $365,000 travel and entertainment. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities and travel.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                                             FISCAL 2005        FISCAL 2004          $CHANGE
                                             -----------        -----------          -------
Cash Flows From Operating Activities         $<5,050,282>       $<2,468,710>       $<2,581,572>
Cash Flows From Investing Activities            $<22,121>           $86,943          $<109,064>
Cash Flows From Financing Activities          $4,922,010         $2,552,778         $2,369,232

         The use of cash from operations in Fiscal 2005 was due primarily to our Net Loss, principally offset by non-cash charges for depreciation and amortization of $179,485, loss on impairment of $1,055,000, an increase in foreign currency exchange of $230,116, advances from distributors of $167,866, an increase in prepaid expenses of $287,191 and an increase in amounts payable and accrued expenses of $652,750.

         In Fiscal 2005, cash provided by investing activities represented monies advanced to us by our principal stockholder of $22,242 offset by an investment in affiliated company of $25,000 and a $22,288 purchase of equipment. In Fiscal 2005, financing activities provided $3,111,936 from long-term debt, $1,362,595 from term loans and $19,500 from the issuance of demand notes payable and $427,979 from the sale of common stock.

         At October 31, 2005, we had approximately $34,700 in cash. At February 15, 2006, we had approximately $25,500 in cash. We do not believe that the amount of cash that we had on hand at February 15, 2006 is sufficient to fund our operations through January 31, 2007. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2006, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through January 31, 2007. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

         On May 5, 2005, we entered into a Securities Purchase Agreement with IL Resources, LLC ("IL Resources") pursuant to which we issued to IL Resources a Secured Convertible Note in the aggregate principal amount of $1,590,000 and a warrant to purchase 2,000,000 shares of our common stock. The Note is convertible into a total of 3,180,000 shares of our common stock at a conversion price of $0.50, subject to certain adjustments.

         On or about May 6, 2005, eight of our creditors agreed to exchange an aggregate of $3,268,162 in indebtedness owed to them for shares of our common stock at a price of $1.00 per share, for a total of 3,268,162 shares.

         On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the "Loan Agreement"). The Loan Agreement established a loan facility in the maximum aggregate principal amount of 1,628,055 pounds sterling (the "Facility") that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down 1,500,000 pounds sterling of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or
(ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution's obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by KMM on behalf of TM Film Distribution, as more fully described in Business of the Company - Film Division - Keydata Media & Marketing 1 LLP Distribution Arrangement. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP.

         In August 2004, we engaged Brockington Securities, Inc. as our financial advisor and investment banker pursuant to which we issued them 250,000 shares of our common stock. In January 2005, they assisted us in the completion of a private placement offering pursuant to which we raised gross proceeds of $300,000 and paid Brockington a commission of $30,000.

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

         In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at February 15, 2006 was approximately $126,708. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. We are currently negotiating terms for an extension of this payment deadline. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our October 31, 2004 Consolidated Balance Sheet.

         In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,223,097 that are presently past due.

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

         On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from April 30, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and accrued on the balance of $654,906. On May 1, 2005, the outstanding balance of $1,041,524 was repaid by the issuance of a promissory note in the amount of $510,000 and conversion of the remaining $531,524 into shares of our common stock at a conversion price of $1.00 per share.

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

         We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2005, Mr. Schwartz, extended short-term loans in an aggregate principal amount of $171,682 to us and our operating subsidiaries. We have repaid $253,837 of the principal amount of these loans.

         Accordingly, approximately $7,350,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

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

ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2005 and 2004 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         ------------------------------------------------

         As of October 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended October 31, 2005.

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

ITEM 8B. OTHER INFORMATION

         On December 20, 2005, we entered into a consulting agreement with Walt Beach pursuant to which we issued to Walt Beach 1,500,000 shares of our common stock in consideration for consulting services rendered by Walt Beach, pursuant to Section 4(2) of the Securities Act.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of January 26, 2005.

        Name                           Age     Current Position(s) with Company
        --------------------           ---     ----------------------------------------------
        Christopher Schwartz           45      Chief Executive Officer, Chief Financial
                                               Officer, Treasurer and Director

        Richard Murray                 47      President of Ruffnation Films LLC

        Ernest J. Cimadamore           44      Secretary, President of Ruffnation Music, Inc.

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

         In Fiscal 2004, Dan Taylor was deficient in filing a Form 3 required by
Section 16(a) of the Securities Exchange Act relating to his appointment as President and the grant of options to purchase 6,000,000 shares of our common stock pursuant to the terms of his employment agreement with us. In Fiscal 2004, Ernie Cimadamore was deficient in filing a Form 4 required by Section 16(a) of the Securities Exchange Act relating to his sale of 450,000 shares of our common stock.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or accrued during the fiscal year ended October 31, 2005 ("Fiscal 2005") and the fiscal year ended October 31, 2004 ("Fiscal 2004") to the our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                                      Annual Compensation       Compensation Awards
                                                                     ------------------------   -------------------
                                                                                                      Number of
Name and Principal Position                   Fiscal Year Ended      Salary             Bonus         Options
------------------------------------          -----------------     ----------        --------        ----------
Christopher Schwartz (1)                      October 31, 2005       $176,899         $     0               0
Chief Executive Officer, President,           October 31, 2004       $332,750         $     0               0
Treasurer


Daniel J.B. Taylor  (2)                       October 31, 2005       $153,332         $     0               0
President, Chief Executive Officer of         October 31, 2004       $300,000         $     0       6,000,000
European Operations

                                                                                                    Long-Term
                                                                      Annual Compensation       Compensation Awards
                                                                     ------------------------   -------------------
                                                                                                      Number of
Name and Principal Position                   Fiscal Year Ended      Salary             Bonus         Options
------------------------------------          -----------------     ----------        --------        ----------
Richard Murray  (3)                           October 31, 2005       $163,913         $     0               0
President of Ruffnation Films LLC             October 31, 2004       $221,834         $     0               0


Ernest J. Cimadamore  (4)                     October 31, 2005       $137,036         $     0               0
President of Ruffnation Music, Inc.           October 31, 2004       $221,834         $     0               0

Shawn Taylor (5)                              October 31, 2005       $146,617         $     0         100,000
Chief Financial Officer                       October 31, 2004       $      0         $     0               0

______________
(1) Mr. Schwartz was paid $176,899 of his Fiscal 2005 salary. In Fiscal 2005, Mr. Schwartz agreed to convert prior accrued salary and expenses for common stock at a conversion price of $1.00 per share. Substantially all of Fiscal 2004 salary represents accrued expenses. In Fiscal 2005, Mr. Schwartz agreed to reduce his annual salary from the amount permitted per his employment agreement. As of the date of this report, his annual salary is $130,000.

(2) Mr. Taylor was appointed our President and Chief Executive Officer of our European operations in March 2004. Substantially all of Mr. Taylor's Fiscal 2005 salary represents accrued salary and expenses. He was paid $230,000 of his salary in Fiscal 2004 and the remaining amount represents accrued expenses. Mr. Taylor agreed to convert his accrued salary and expenses in Fiscal 2005 for common stock at a conversion price of $1.00 per share. Mr. Taylor resigned on June 14, 2005.

(3) Mr. Murray was paid $163,913 of his Fiscal 2005 salary and $22,982 of his Fiscal 2004 salary. In Fiscal 2005, Mr. Murray agreed to convert prior accrued salary and expenses for common stock at a conversion price of $1.00 per share. Mr. Murray was paid $122,500 in Fiscal 2004 against his salary and the remaining salary for Fiscal 2004 represents accrued expenses. In Fiscal 2005, Mr. Murray agreed to reduce his annual salary from the prior agreed amount. As of the date of this report, his annual salary is $130,000.

(4) Mr. Cimadamore was paid $134,536in Fiscal 2005 and $74,229 of his Fiscal 2004 salary. The remaining salary for Fiscal 2005 represents accrued expenses. In Fiscal 2005, Mr. Cimadamore agreed to convert prior accrued salary and expenses for common stock at a conversion price of $1.00 per share. Substantially all of his Fiscal 2004 salary represented accrued expenses. In Fiscal 2005, Mr. Cimadamore agreed to reduce his annual salary from the prior agreed amount. As of the date of this report, his current annual salary is $130,000.

(5) Mr. Taylor was appointed our Chief Financial Officer in October 2004. Mr. Taylor resigned on June 14, 2005.

         Option Grants For the Fiscal Year Ended October 31, 2005
         --------------------------------------------------------

         In Fiscal 2004, we granted 6,000,000 stock options to Daniel Taylor pursuant to an employment agreement. All of Mr. Taylor's options have expired. No options were exercised by any of our executive officers in Fiscal 2005.

         The following table sets forth information concerning year-end option values for Fiscal 2005 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock of $0.35 on October 31, 2005, the last trading day in Fiscal 2005.

                          FISCAL YEAR END OPTION VALUES

                                                                                     Value of Unexercised
                     Number of Unexercised Options                                   In-the-Money Options
                          at Fiscal Year End                                          at Fiscal Year End
--------------------------------------------------------------------          -----------------------------------
         Name                     Exercisable          Unexercisable          Exercisable           Unexercisable
--------------------              ------------         -------------          -----------           -------------
Christopher Schwartz              3,480,750(1)          2,305,957                  $0                     $0

______________
(1) Consists of options to purchase 750,000 shares of our common stock at an exercise price of $1.50 per share, options to purchase 825,000 shares of common stock at an exercise price of $1.09 per share, options to purchase 907,500 shares of common stock at an exercise price of $0.79 per share and options to purchase 998,250 shares of common stock at an exercise price of $0.13.

         Long Term Incentive Plans
         -------------------------

         We currently do not have any long-term incentive plans.

         Compensation of Directors
         -------------------------

         Our directors are not compensated for any services provided as a director.

         Employment Agreements
         ---------------------

         On October 9, 2002, we entered into a five-year Employment Agreement with Christopher Schwartz. Pursuant to the terms of the Employment Agreement, Christopher Schwartz is our Chief Executive Officer and shall be a member of our Board of Directors. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive an initial annual base salary of $300,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. Mr. Schwartz has agreed to reduce his annual salary to $130,000 per year. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Schwartz is also entitled to receive options to purchase 5,786,707 shares of our common stock. If we terminate the employment of Mr. Schwartz without cause, due to a long-term disability, or as a result of his death or if Mr. Schwartz terminates his employment for good reason, as such terms are defined in the employment agreement, then his right to exercise his stock options shall be accelerated and all unvested options shall immediately vest. In addition, if we experience a merger, acquisition, sale of our assets or similar transaction in which we are not the surviving corporation, then all unvested options will immediately vest unless such options are assumed by the surviving corporation.

         On March 23, 2004, we entered into a two-year Employment Agreement with Daniel J.B. Taylor that commenced on April 12, 2004. Pursuant to the terms of the Employment Agreement, Mr. Taylor served as our President and Chief Executive Officer of our European operations, was entitled to receive an annual base salary of $540,000, was eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones were met and was entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Taylor also was entitled to receive options to purchase 6,000,000 shares of our common stock. Mr. Taylor resigned from the Company on June 14, 2005 and he is no longer entitled to any stock options.

         On October 8, 2004, we entered into a letter agreement with Shawn Taylor pursuant to which he served as our chief financial officer. The initial term of this agreement was six months. Pursuant to the letter agreement, Mr. Taylor was entitled to receive a salary of 60,000 pound sterling plus a pension contribution and a car allowance totaling 12,000 pound sterling. These amounts were payable in six monthly installments of 12,000 pound sterling plus 12.9% to cover any applicable taxes in the United Kingdom. Upon completion of his six-month term, we issued Mr. Taylor warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. Mr. Taylor resigned from the Company on June 14, 2005.

         Repricing of Options
         --------------------

         We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

None.

Owners of our Common Stock
---------------------------

         The following table sets forth, as of February 21, 2006, certain information with respect to beneficial ownership of our common stock as of February 21, 2006 by:

     o each person known to us to be the beneficial owner of more than 5% of our common stock;
     o each of our directors;
     o each of our executive officers; and
     o all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of February 21, 2006, 47,060,011 shares of our common stock were issued and outstanding.

                                                         Amount and Nature of
Name and Address                                        Beneficial Ownership(1)              Percent of Class
--------------------------------------------------     --------------------------           ------------------
Christopher Schwartz (2)                                      20,195,676                           40.764
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

Ernest Cimadamore (3)                                           199,166                             0.423
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

Richard Murray (4)                                              227,101                             0.483
1080 N. Delaware Avenue, 8th Floor
Philadelphia, PA 19125

All directors and executive officers as a group               20,621,943                           41.67
(3 people)

________________

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Includes 2,635,000 shares of common stock held in escrow for Christopher Schwartz by Erskine, Wolfson & Gibbon. 2,482,500 shares of common stock are issuable upon exercise of vested stock options held by Mr. Schwartz.
(3)  President of Ruffnation Music, Inc.
(4)  President of Ruffnation Films LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         We have received loans in the aggregate principal amount of $1,199,040 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, in Fiscal 2003,

Mr. Schwartz, extended short-term loans in an aggregate principal amount of $520,009 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid the entire principal amount of these loans. During Fiscal 2005, Mr. Schwartz extended short-term loans in an aggregate principal amount of $171,682 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $253,837 of the principal amount of these loans.

         In March 2004, we committed to pay an initial annual operating budget of 200,000 pounds sterling to Grosvenor Park Media Ltd. ("Grosvenor") for the establishment of our European headquarters in London. This budget includes office rent, support staff and related services. Daniel J.B. Taylor, our President and Chief Executive Officer of European Operations, is Managing Director of Grosvenor and Grosvenor's offices are presently serving as our European headquarters.

         In December 2004, we entered into a consulting agreement with Joseph Safina, who at the time was the Vice Chairman of our Board of Directors. The term of the agreement was twelve months, after which it renewed automatically for successive one-month periods unless either party provides written notice at least ten business days prior to the expiration of the then current period that it wishes to terminate the agreement. As compensation for services provided pursuant to this agreement, Mr. Safina received warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.49 per share, which was the closing bid price of our common stock as quoted on the Over-the Counter Bulletin Board (the "OTCBB") on December 21, 2004. Mr. Safina resigned as a director in December 2005 and the consulting agreement expired at that time.

         On March 17, 2005, we and International Equities Group, Inc. ("IEG") entered into the Operating Agreement of Battle Rap, LLC, a Delaware limited liability company, and became the sole members of Battle Rap, LLC. Battle Rap, LLC was formed for the purpose of creating a joint venture between us and IEG to develop the "Battle Rap" video brand, owned by IEG, for entertainment content including online interactive gaming, merchandise, film and music productions and television programming. We hold a 10% membership interest in Battle Rap, for which we contributed 2,000,000 shares of our common stock. IEG holds the remaining 90% interests in Battle Rap. IEG contributed all ownership interests in the Battle Rap concept to Battle Rap in exchange for its membership interest. Joseph Safina owns and controls IEG and is the sole manager of Battle Rap.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following Exhibits are filed as part of this report.

       Exhibit
       Number     Description
       -------    -----------
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

       Exhibit
       Number     Description
       -------    -----------

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

        10.3 Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November 14, 2002 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.4 Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November 14, 2002 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.5 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.6 7% Demand Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to Christopher Schwartz dated May 1, 2002 (incorporated by reference to
                  Exhibit 10.15 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.7 Security Agreement issued by Ruffnation Films LLC, Snipes Productions LLC and Metropolitan Recording Inc. to Christopher Schwartz dated May 1, 2002 (incorporated by reference to
                  Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.8 8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.9 Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.10 Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

        10.11 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated March 27, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 18, 2003).

        10.12 Warrants to purchase 100,000 shares of common stock issued to Trident Growth Fund, L.P. dated June 13, 2003 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

        10.13 12% Demand Promissory Note in the principal amount of $67,102 issued to 1025 Investments, Inc. dated June 19, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

        10.14 Warrants to purchase 50,000 shares of common stock issued to Aaron Lehmann dated June 20, 2003 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

        10.15 Warrants to purchase 100,000 shares of common stock issued to Founders Equity Securities, Inc. dated June 20, 2003 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

       Exhibit
       Number     Description
       -------    -----------

        10.16 Warrants to purchase 25,000 shares of common stock issued to Daryl Strickling dated July 2, 2003 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

        10.17 12% Demand Promissory Note in the principal amount of $17,000 issued to 1025 Investments, Inc. dated July 25, 2003 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

        10.18 Distribution Agreement between New Line Television, Inc. and Ruffnation Films LLC dated November 26, 2002 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

        10.19 Amendment to Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of October 2, 2003 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

        10.20 35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003 and October 30, 2003 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

        10.21 Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated September 11, 2003 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

        10.22 Stock Purchase Warrant to purchase 2,500 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

        10.23 Stock Purchase Warrant to purchase 121,875 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

        10.24 Agreement dated as of August 12, 2004 by and between Gerry Anderson Productions PLC and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 10, 2004).

        10.25 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Larry Feinstein dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

        10.26 10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

        10.27 10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc. dated June 14, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

        10.28 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

        10.29 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

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

       Exhibit
       Number     Description
       -------    -----------

        10.32 Loan Agreement Between Fairbairn Private Bank Limited and TM Film Distribution, Inc. (incorporated by reference to Exhibit
                  10.1 of Current Report on Form 8-K filed on January 5, 2005).

        10.33 Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to
                  Exhibit 10.36 of the Quarterly Report on From 10-QSB filed on January 31, 2005).

        10.34 Sale and Purchase Agreement between TriMedia Film Group, Inc. and Keydata Media and Marketing I, LLP. (incorporated by reference to Exhibit 10.37 of the Quarterly Report on From 10-QSB filed on January 31, 2005).

        10.35 Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004. (incorporated by reference to Exhibit 10.38 of the Quarterly Report on From 10-QSB filed on January 31, 2005).

        10.36 Secured Convertible Term Note dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the K filed on June 8, 2005).

        10.37 Securities Purchase Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, IL (incorporated by reference to Exhibit 10.1 to the 8K filed on June 8, 2005).

        10.38 Securities Pledge Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.3 to the 8K filed on June 8, 2005).

        10.39 Security Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.5 to the 8K filed on June 8, 2005).

        10.40 Subsidiary Guaranty dated May 5, 2005 (incorporated by reference to Exhibit 10.4 to the 8K filed on June 8, 2005).

        10.41 Consulting Agreement dated December 20, 2005 by and between TriMedia Entertainment Group, Inc. and Walt Beach.

        16 Letter on change in certifying accountant from Elliot Davis, LLC (incorporated by reference to Exhibit 16.1 of Current Report on Form 8-K filed November 25, 2002).

        21        Subsidiaries of TriMedia Entertainment Group, Inc.

        31.1 Certification dated February 27, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer.

        31.2 Certification dated February 27, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Financial Officer.

        32.1      Certification dated February 27, 2006 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         (b) On September 10, 2004, we filed a current Report on Form 8-K reporting that we entered into an agreement with Gerry Anderson Productions PLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following information represents services provided by Cogen Sklar, LLP, our present principal accountants during Fiscal 2004 and Fiscal 2005.

         AUDIT FEES
         ----------

         During Fiscal 2005, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $46,300. During Fiscal 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $39,500.

         AUDIT-RELATED FEES
         ------------------

         During Fiscal 2005 and Fiscal 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         TAX FEES
         --------

         During Fiscal 2005 and Fiscal 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

         ALL OTHER FEES
         --------------

         During Fiscal 2004 and Fiscal 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         AUDIT COMMITTEE APPROVAL
         ------------------------

         We do not presently have an audit committee. All of the services listed above were approved by Christopher Schwartz, our Chief Executive Officer and sole director during Fiscal 2004 and Fiscal 2005.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2005 AND 2004

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES


                                 C O N T E N T S
                                 ---------------

                                                                                   PAGE
                                                                               ------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                             F-1


CONSOLIDATED BALANCE SHEETS                                                         F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                                               F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                                    F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                                            F-5 - F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      F-7 - F-21


                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Trimedia Entertainment Group, Inc.
  and Subsidiaries
Philadelphia, Pennsylvania

We have audited the consolidated balance sheets of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2005 and 2004, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $3,266,702 at October 31, 2005 and experienced negative cash flow from operations of $5,050,282 and $2,468,710 for the years ended October 31, 2005 and 2004, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ COGEN SKLAR, LLP

Bala Cynwyd, Pennsylvania
January 6, 2006

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2005 AND 2004

                                                                                      2005                  2004
                                                                                 ----------------      ---------------
         ASSETS

CURRENT ASSETS
  Cash                                                                               $    34,703          $   185,096
  Miscellaneous receivables                                                               16,547                    -
  Prepaid expenses                                                                       275,075               29,262
                                                                                 ----------------      ---------------
                                                                                         326,325              214,358

PROPERTY AND EQUIPMENT - Net                                                             298,737              456,135

CAPITALIZED FILM COSTS                                                                   133,910               83,140

OTHER ASSETS                                                                              27,695                9,625
                                                                                 ----------------      ---------------

TOTAL ASSETS                                                                         $   786,667          $   763,258
                                                                                 ================      ===============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Term loans                                                                         $ 2,144,208          $   781,613
  Demand notes payable                                                                         -              184,602
  Accounts payable and accrued expenses                                                1,223,097            3,425,599
  Taxes payable                                                                           17,501               17,501
  Advances from distributors                                                             180,954               13,088
  Due to stockholder                                                                      24,082                7,137
  Deferred revenue                                                                         3,185                1,167
                                                                                 ----------------      ---------------
                                                                                       3,593,027            4,430,707

LONG-TERM DEBT                                                                         2,881,820                    -

LOANS PAYABLE - STOCKHOLDER                                                            1,100,000            1,199,040
                                                                                 ----------------      ---------------

TOTAL LIABILITIES                                                                      7,574,847            5,629,747
                                                                                 ----------------      ---------------

         STOCKHOLDERS' DEFICIT

  Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
    none and 1,000,000 shares issued and outstanding in 2005 and 2004                          -                  100
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 45,560,011 and 29,511,314 shares
    issued and outstanding in 2005 and 2004                                                4,557                2,950
  Additional paid-in capital                                                          13,116,527            7,949,420
  Accumulated deficit                                                                (19,909,264)         (12,818,959)
                                                                                 ----------------      ---------------

TOTAL STOCKHOLDERS' DEFICIT                                                           (6,788,180)          (4,866,489)
                                                                                 ----------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $   786,667          $   763,258
                                                                                 ================      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                     2005                2004
                                                                 -------------       -------------

NET REVENUE                                                       $     6,034           $   239,070

DIRECT COSTS                                                          990,482                41,314
                                                                  ------------       ---------------

GROSS PROFIT (LOSS)                                                  (984,448)              197,756

LOSS ON IMPAIRMENT                                                  1,305,000               673,205

OPERATING EXPENSES                                                  5,046,943             4,306,863
                                                                  ------------       ---------------

LOSS FROM OPERATIONS                                               (7,336,391)           (4,782,312)
                                                                  ------------       ---------------

OTHER INCOME
  Foreign currency exchange gain                                      230,116                     -
  Miscellaneous income                                                 15,970                 4,700
                                                                  ------------       ---------------
                                                                      246,086                 4,700
                                                                  ------------       ---------------

NET LOSS                                                          $(7,090,305)          $(4,777,612)
                                                                  ============       ===============

BASIC AND DILUTED LOSS PER SHARE                                  $     (0.18)          $     (0.17)
                                                                  ============       ===============

WEIGHTED AVERAGE NUMBER OF SHARES                                  38,447,349            27,601,172
                                                                  ============       ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                YEARS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004

                                                                                    Additional
                                                         Preferred     Common        Paid-in        Accumulated
                                                           Stock        Stock        Capital          Deficit            Total
                                                         ----------    -------     -----------     --------------     ------------
BALANCE AT OCTOBER 31, 2003                                $ 100       $2,612      $ 4,809,488      $ (8,041,347)     $(3,229,147)

Issuance of common stock                                       -          296        2,501,387                 -        2,501,683

Conversion of note payable                                     -           17          168,770                 -          168,787

Issuance of warrants for consulting services                   -            -          192,300                 -          192,300

Issuance of warrants for financing fees                        -            -           55,000                 -           55,000

Issuance of common stock for services                          -           25          222,475                 -          222,500

Net loss for the year ended October 31, 2004                   -            -                -        (4,777,612)      (4,777,612)
                                                           -----       ------      -----------      ------------      -----------

BALANCE AT OCTOBER 31, 2004                                  100        2,950        7,949,420       (12,818,959)      (4,866,489)

Conversion of debt and accrued expenses                        -          317        3,163,378                 -        3,163,695

Conversion of preferred stock                               (100)       1,000             (900)                -                -

Issuance of common stock                                       -           88          427,891                 -          427,979

Issuance of common stock for services                          -            2           13,938                 -           13,940

Issuance of common stock for investment                        -          200          779,800                 -          780,000

Issuance of warrants for investment                            -            -          250,000                 -          250,000

Issuance of warrants for consulting services                   -            -          338,000                 -          338,000

Issuance of warrants for financing fees                        -            -          195,000                 -          195,000

Net loss for the year ended October 31, 2005                   -            -                -        (7,090,305)      (7,090,305)
                                                           -----       ------      -----------      ------------      -----------

BALANCE AT OCTOBER 31, 2005                                $   -       $4,557      $13,116,527      $(19,909,264)     $(6,788,180)
                                                           =====       ======      ===========      ============      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                                     2005                 2004
                                                                                ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $ (7,090,305)        $ (4,777,612)
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Foreign currency exchange gain                                                    (230,116)                   -
    Gain on sale of equipment                                                           (2,724)                   -
    Loss on impairment                                                               1,055,000              673,205
    Common stock issued for services                                                    13,940              222,500
    Warrants issued for expenses                                                             -              192,300
    Warrants issued for financing fees                                                       -               55,000
    Amortization of film costs                                                          41,035                    -
    Depreciation and amortization                                                      179,485              188,897
    (Increase) decrease in assets
      Miscellaneous receivable                                                         (16,547)                   -
      Film costs                                                                       (91,805)             (83,140)
      Prepaid expenses                                                                 287,191               (6,975)
      Other assets                                                                     (18,070)              (9,425)
    Increase (decrease) in liabilities
      Accounts payable and accrued expenses                                            652,750            1,197,590
      Advances from distributors                                                       167,866             (122,217)
      Deferred revenue                                                                   2,018                1,167
                                                                               ----------------     ----------------
  Net cash used in operating activities                                             (5,050,282)          (2,468,710)
                                                                               ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to stockholder                                                                    22,242               86,943
  Purchase of investment in affiliated company                                         (25,000)                   -
  Proceeds from sale of equipment                                                        2,925                    -
  Purchase of equipment                                                                (22,288)                   -
                                                                               ----------------     ----------------
  Net cash provided by (used in) investing activities                                  (22,121)              86,943
                                                                               ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on long-term debt                                                   3,111,936                    -
  Net borrowings on demand notes                                                        19,500              123,000
  Net borrowings on term loans                                                       1,362,595              (71,905)
  Net proceeds from sale of stock                                                      427,979            2,501,683
                                                                               ----------------     ----------------
  Net cash provided by financing activities                                          4,922,010            2,552,778
                                                                               ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                       (150,393)             171,011

CASH - BEGINNING OF YEAR                                                               185,096               14,085
                                                                               ----------------     ----------------

CASH - END OF YEAR                                                                $     34,703         $    185,096
                                                                               ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
  Interest                                                                        $     81,088         $     86,933
                                                                               ================     ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                                   2005                 2004
                                                                              --------------        ------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

    Warrants issued for prepaid consulting services                             $   338,000           $       -
                                                                              ==============        ============

    Warrants issued for deferred financing fee                                  $   195,000           $       -
                                                                              ==============        ============

    Conversion of term loan to common stock                                     $         -           $ 168,787
                                                                              ==============        ============

    Accrued interest converted to term loan                                     $         -           $ 281,141
                                                                              ==============        ============

    Conversion of liabilities to common stock:
      Accounts payable and accrued expenses                                     $ 2,855,252           $       -
      Due to stockholder                                                              5,301                   -
      Loan payable - stockholder                                                     99,040                   -
      Demand note payable                                                           204,102                   -
                                                                              --------------        ------------

                                                                                $ 3,163,695           $       -
                                                                              ==============        ============

    Warrants issued for investment in affiliated company                        $   250,000           $       -
    Common stock issued for investment in affiliated company                        780,000                   -
                                                                              --------------        ------------

    Investment in affiliated company                                            $ 1,030,000           $       -
                                                                              ==============        ============

    Conversion of preferred stock to common stock:
      Preferred stock                                                           $      (100)          $       -
      Additional paid-in capital                                                       (900)                  -
                                                                              --------------        ------------

      Common stock                                                              $     1,000           $       -
                                                                              ==============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004



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

According to SOP 00-2, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

     o persuasive evidence of a sale or licensing arrangement with a customer exists;
     o the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate unconditional delivery;
     o the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale;
     o  the arrangement fee is fixed or determinable; and
     o  collection of the arrangement fee is reasonably assured.

If the Company does not meet any one of the preceding conditions, the Company defers recognizing revenue until all of the conditions are met.

Royalty Advances
----------------
The Company commits to and pays advance royalties to its artists and songwriters in respect of future sales. The Company accounts for these advance royalty payments under the related guidance in Statement of Financial Accounting Standard No. 50, "Finance Reporting in the Record and Music Industry" ("FAS 50"). Under FAS 50, the Company capitalizes as assets certain advance royalty payments that management believes are recoverable from future royalties to be earned by the artist or songwriter.

Management's decision to capitalize an advance to an artist or songwriter as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon management's forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, management evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, management expenses the portion of such advances that it believes is not recoverable. In many cases, royalty advance payments to artists or publishers without history of successful commercial acceptability of the product and evidence of current or past popularity will be expensed immediately. All advances are assessed for recoverability continuously and at minimum on a quarterly basis.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


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

Concentration of Credit Risk Involving Cash
-------------------------------------------
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At October 31, 2005 there were no balances in excess of insurable amounts.

Film Costs
----------
Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience; therefore, actual results could differ from this estimate. The capitalized film costs of $133,910 and $83,140 as of October 31, 2005 and 2004 are costs associated with films that are in development. The capitalized film costs associated with the film Train Ride in the amount of $41,035 were fully amortized during the year ended October 31, 2005.

Cost Method Investments
-----------------------
For non-publicly traded investments, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the valuation methodologies discussed above and its ability and intent to hold the investment. If the fair value of any of the Company's equity method or cost method investments is less than the carrying value and the decline in value is considered to be other than temporary, an impairment charge is recorded to write down the carrying value of the investment to its fair value. Management's assessments of fair value in accordance with these valuation methodologies represent its best estimates as of the time of the impairment review and are consistent with its internal planning. If different fair values were estimated, this could have a material impact on the financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

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

Loss Per Share
--------------
The Company follows SFAS 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings (loss) per share. Because the Company reported a net loss for the years ended October 31, 2005 and 2004, common stock equivalents consisting of Convertible Preferred Stock (in 2004), stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Recoverability of Long Lived Assets
-----------------------------------
The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company recorded a loss on impairment of $673,205 during the year ended October 31, 2004 (Note 4).

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period beginning after December 15, 2005 for a small business issuer.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004

NOTE 2 - MANAGEMENT PLANS

Since its inception, the Company has incurred significant losses and, as of October 31, 2005, had accumulated losses of $19,909,264. For the years ended October 31, 2005 and 2004 the Company's net losses were $7,090,305 and $4,777,612. In addition, the Company had negative working capital of $3,266,702 at October 31, 2005 and experienced negative cash flow from operations of $5,050,282 and $2,468,710 for the years ended October 31, 2005 and 2004. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and raise additional capital in equity markets. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future.

The Company has no firm commitments for funding its operations. The Company has historically relied principally on equity financing and loans from its principal stockholder and third parties to meet its cash requirements. The Company intends to raise additional capital from loans and the sale of its securities. However, there can be no assurances that the company will be successful in raising sufficient capital to have a material positive effect of the company's operations and cash flow.

The Company has outstanding debt in the aggregate principal amount of approximately $6,126,028 as of October 31, 2005. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $5,026,028 of this indebtedness. According, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company's operations grow, the Company's financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through October 31, 2006. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company's products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required during fiscal 2006 to meet expected negative operating cash flows.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004



NOTE 3 - PROPERTY AND EQUIPMENT

Property, equipment and estimated useful lives consist of the following:

                                                    YEARS          2005              2004
                                                  ----------    -----------      ------------
   Studio equipment                                 5 - 7       $1,131,708        $1,162,053
   Office furniture                                   7             34,556            12,270
                                                                -----------      ------------
                                                                 1,166,264         1,174,323
   Less:  Accumulated depreciation                                 867,527           718,188
                                                                -----------      ------------

                                                                $  298,737        $  456,135
                                                                ===========      ============

Related depreciation and amortization expenses were $179,485 and $188,897 for the years ended October 31, 2005 and 2004.

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

Based on the fact that the Company assigned its studio lease obligation to a third-party and that the majority, if not all, of the studio improvements cannot be removed, that it will not be feasible to remove the studio improvements upon the expiration of the Successor's three year lease, and that it is highly unlikely that the carrying amount is recoverable from future undiscounted cash flow, the Company recorded a loss on impairment of the total net carrying amount of the studio improvements of $673,205. However, management believes that the remaining carrying amount of the studio equipment does not exceed its fair value.


NOTE 4 - INVESTMENT IN AFFILIATED COMPANY

In March 2005, the Company issued 2,000,000 shares of its common stock and stock purchase warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.45 per share, expiring in 5 years, pursuant to Section 4(2) of the Securities Act as part of the purchase of a 10% investment in a company. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the warrants issued were valued at $250,000. The 2,000,000 shares of common stock were valued at $780,000, which represents the fair market value of the common stock at date of issuance. This investment was accounted for by the cost method since the Company's investment is less than 20%. In June 2005, the Company entered into a convertible promissory note with this affiliated company, under which the Company loaned $250,000 to the affiliated company. The promissory note accrues interest at 10% which is due on the maturity date, June 21, 2006. The promissory note is convertible into 250,000 shares of the common stock of the affiliated company at the option of either party.

Management was unable to assess the fair value of the investment and the collectibility of the note by estimating its cash flow since the launch date of the intended product has been postponed indefinitely. Since the fair value is less than the cost method, the decline in the investment and advance is considered to be other than temporary, and an impairment charge of $1,305,000 was recorded to write-down the carrying value of the investment of $1,055,000 and note of $250,000 to zero.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


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

Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance plus accrued interest and hold Metropolitan liable for all collection costs incurred by the bank. Since Metropolitan did not obtain a waiver from the bank regarding the change of ownership that resulted from the share exchange the total outstanding amount of this note is reflected as a current liability. The bank has filed a Complaint for Confession on Judgment for the outstanding principal balance plus interest and attorney fees of approximately $5,800, which is included in accrued expenses. At October 31, 2005 and 2004, the total outstanding balance of the term loan was $126,708.

In June 2002, the Company entered into a loan agreement with related party lenders pursuant to which the Company borrowed $400,000. Principal and accrued interest, at a rate of 24% per annum, was payable on demand or the date ten calendar days after the date on which the Company conducts a closing of at least $5,000,000 in a private placement offering. The note was secured by a lien interest in the film "Snipes." During September 2002, the Company entered into another loan agreement with the same lenders in which the Company borrowed $35,000. Principal and accrued interest, at a rate of 10% per annum, was payable upon demand. The note was unsecured.

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

In May 2005, certain related party lenders entered into an agreement with the Company to have debt owed to the lenders repaid with a combination of a note payable and conversion of debt to equity. The lenders were owed a total of $1,041,524, which consists of term loans of $654,906, demand notes of $91,602, accrued interest of $140,016 and accrued expenses of $155,000. As part of the agreement, during May 2005, the lenders converted $531,524 of debt into 531,524 share of the Company's common stock. In addition, the Company entered into a promissory note for the remaining balance of $510,000. The principal and accrued interest, at 20%, is payable in full or the earlier of the closing of the next equity financing that the Company undertakes of May 9, 2006.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


NOTE 5 - TERM LOANS (Continued)

In May 2005, the Company entered into a convertible term note payable with a third party lender. The note states that the third party lender will lend the Company $1,590,000. Interest only, at 12% per annum, is due monthly with the outstanding principal to be paid in a lump sum on May 30, 2006. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of October 31, 2005, the Company has borrowed $1,507,500 of the $1,590,000 available credit. In addition, approximately $48,000 of interest was in arrears and recorded as accrued interest.


NOTE 6 - DEMAND NOTES PAYABLE

As of October 31, 2004, the Company owed a related party lender $184,602, with interest accruing at 10% and 12%. During fiscal 2005, the Company repaid $93,000 towards the outstanding principal balance. In May 2005, the remaining outstanding principal and accrued interest was repaid as part of an overall agreement with certain related party lenders (see Note 10).


NOTE 7 - LONG-TERM DEBT

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of (pound)1,628,055. Interest is payable quarterly at the London Interbank Offered Rate ("LIBOR") plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full twenty-four months after the final draw down of the line. In December 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of (pound)1,628,055 (U.S. $2,881,820) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000. TM Film Distribution, Inc. recognized a foreign currency exchange gain of $230,116 for the year ended October 31, 2005.

In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditional and the third-party's approval which amount is offset as a loan to the third party.


NOTE 8 - DUE TO STOCKHOLDER

Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand with no stated interest rate.


NOTE 9 - LOAN PAYABLE - STOCKHOLDER

As of October 31, 2004, the loans payable - stockholder consisted of an unsecured demand note payable to Christopher Schwartz in the amounts of $1,100,000, accruing interest at 7% per annum, and $99,040, accruing interest at 12% per annum. In April 2005, the $99,040 loan was converted into common stock of the Company at a conversion rate of $1.00 per share (Note 10). Interest expense, associated with these notes for the years ended October 31, 2005 and 2004 was $77,000 and $80,449. Christopher Schwartz does not intend to call the note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004



NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock
------------
During the year ended October 31, 2004 the Company sold an aggregate of 2,952,209 shares of its common stock in a series of private offerings and received net proceeds of $2,501,683.

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

During the year ended October 31, 2005, the Company sold an aggregate of 863,556 shares of its common stock in a series of private offerings and received net proceeds of $427,977. Included in a January 2005 private offering to purchase 666,667 shares of the Company's common stock at $0.45 per share were warrants to purchase 666,667 shares of the Company's common stock at an exercise price of $1.25 per share, expiring in 3 years and warrants to purchase 666,667 shares of the Company's common stock at an exercise price of $0.75 per share, expiring in one year.

During the year ended October 31, 2005, the Company issued 21,446 shares of its common stock in exchange for services valued at $13,940.

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

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

In April 2005, the major stockholder of the Company, certain employees of the Company and certain related parties converted $2,632,171 of liabilities due to them into stock subscriptions for 2,632,171 shares of the Company's common stock. The shares of common stock were issued in May 2005.

As discussed in Note 5, in May 2005, certain related party lenders entered into an agreement with the Company to have debt owed to the lenders repaid with a combination of a note payable and conversion of debt to equity. As part of the agreement, during May 2005, the lenders converted $531,524 of debt into 531,524 share of the Company's common stock.

Options
-------
Pursuant to the terms of his Employment Agreement, Christopher Schwartz received options to purchase 5,786,707 shares of the Companies' common stock. The exercise price per share of these options is calculated based on the closing price of the Company's common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:

     o 750,000 shares vested upon the commencement of Christopher Schwartz' employment on October 9, 2002 at an exercise price of $1.50 per share;
     o 825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;
     o 907,500 shares vested on October 9, 2004 at an exercise price of $0.75 per share;
     o 998,250 shares on October 9, 2005 at an exercise price of $0.13 per share;
     o  1,098,075 shares on October 9, 2006; and
     o  1,207,882 shares on October 9, 2007

In order to be eligible to exercise the options, Christopher Schwartz must be employed by the Company on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz.

In March 2004, the Company entered into an employment agreement with Mr. Taylor, the new President of Trimedia Entertainment Group, Inc. and Chief Executive Officer of European Operations. The agreement is for the period April 12, 2004 through April 12, 2006. Pursuant to his employment agreement, this employee is entitled to annual compensation of $540,000 plus health insurance and vacation time. Mr. Taylor resigned on June 14, 2005.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

The option may be exercised for ten years from the date the options vest. None of the options have been exercised as of October 31, 2005. This employment agreement was terminated in June 2005.

The Company applies ABP Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the years ended October 31, 2005 and 2004. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 80%, and a risk-free interest rate of 4.35% for 2005 and 4.15% for 2004.

                                                        2005                2004
                                                     ----------          ----------
         Net loss                 As reported        $5,415,537          $4,687,612
                                  Pro forma          $5,522,537          $5,255,612

         Net loss per share       As reported        $     0.14          $     0.17
                                  Pro forma          $     0.14          $     0.19

Warrants
--------
In March 2004, the Company issued Stock Purchase Warrants to purchase 124,375 shares of its common stock at an exercise price of $1.00 per share pursuant to
Section 4(2) of the Securities Act in exchange for consulting services. The Warrants are exercisable until March 2007. In accordance with the fair value method as described in accounting requirements of SFAF No. 123, the Company recognized consulting expense of $164,300.

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

On December 21, 2004, the Company issued Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.49 per share pursuant to section 4(2) of the Securities Act as compensation for a twelve month consulting agreement. The Warrants are exercisable until December 2009. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized prepaid consulting expense of $338,000, of which $281,700 was expensed for the year ended October 31, 2005.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)
--------------------
In February 2005, the Company replaced 120,000 Stock Purchase Warrants originally issued during Fiscal 2003 with Stock Purchase Warrants to purchase 274,000 of the Company's common stock, due to an anti-dilative clause in the original agreement. The originally issued warrants had exercise prices between $1.13 and $1.50 per share. The revised warrants have an exercise price of $0.45 and expire in October 2007, which was the original expiration date. The issuance of the replacement warrants were accounted for as a variable stock option plan, however no additional expense was required to be recognized during the year ended October 31, 2005.

As discussed in Note 5, in May 2005, the Company entered into a convertible term note payable with a third party lender for up to $1,590,000. As part of the loan agreement the Company issued Stock Purchase Warrants to purchase 2,000,000 shares of its common stock at an exercise price of $0.50 per share pursuant to
Section 4(2) of the Securities Act. The Warrants are exercisable until May 2010. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a deferred financing fee of $195,000, of which $90,000 was expensed for the year ended October 31, 2005.

A summary of the warrants issued by the Company are as follows:

                                                            Number of        Option Price Per          Weighted Average
                                                             Shares             Share Range             Exercise Price
                                                         --------------     --------------------     -------------------
   Warrants outstanding at October 31, 2003                    757,500        $1.13 to $1.50               $1.33

   Warrants granted                                            299,375        $0.80 to $1.06               $0.88

   Warrants exercised                                          (62,500)            $1.50                   $1.50
                                                         --------------     -----------------             -------

   Warrants outstanding at October 31, 2004                    994,375        $0.80 to $1.50               $1.20

   Warrants granted                                          5,607,334        $0.45 to $1.25               $0.52

   Warrants expired                                           (120,000)       $1.13 to $1.50               $0.02

   Warrants exercised                                                -                     -                   -
                                                         --------------     -----------------             -------

   Warrants outstanding at October 31, 2005                  6,481,709        $0.45 to $1.50               $0.69
                                                         ==============     =================             =======

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)
--------------------
The warrants that are exercisable at October 31, 2005 are summarized as follows

                                         Weighted
                                         Average             Number of Warrants
                                         Remaining               Currently               Weighted Average
             Warrant Price           Contractual Life           Exercisable               Exercise Price
         -----------------------    -------------------    ------------------------    ---------------------
             $0.45 to $1.50             3.27 years               6,481,709                      $0.69

NOTE 11 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The reconciliation of the statutory federal rate to the Company's historical income tax expense (benefit) is as follows:

                                                                Year Ended              Year Ended
                                                             October 31, 2005        October 31, 2004
                                                             -----------------       ----------------
              Income tax benefit at
                U.S. federal income tax rate                    $ 2,411,000             $ (1,624,000)
              Tax benefit not recognized                         (2,411,000)               1,624,000
                                                                ------------            -------------
              Income tax benefit                                $         -             $          -
                                                                ============            =============

              Income tax benefit consists
                of the following:
              Current tax benefit
                Federal                                         $         -             $          -
                State                                                     -                        -
                                                                ------------            -------------
                                                                $         -             $          -
                                                                ============            =============

              Deferred tax benefit
                Federal                                         $ 6,274,000             $  3,863,000
                Valuation allowance                              (6,274,000)              (3,863,000)
                                                                ------------            -------------
                                                                          -                        -
                                                                ------------            -------------
                                                                $         -             $          -
                                                                ============            =============

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


NOTE 11 - INCOME TAXES (Continued)

The components of the deferred assets (liabilities) are as follows:

                                                     2005                      2004
                                                 ------------              ------------
               Net operating loss                 $6,274,000                $3,863,000
               Valuation allowance                (6,274,000)               (3,863,000)
                                                 ------------              ------------

                                                  $        -                $        -
                                                 ============              ============

The valuation allowance for deferred tax assets as of October 31, 2005 and 2004 was $6,274,000 and $3,863,000. The change in the total valuation allowance for the years ended October 31, 2005 and 2004 was an increase of $2,411,000 and an increase of $1,624,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At October 31 2005, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $18,453,000 (the "NOL carry forwards"), which were available to offset future taxable income, if any, through 2025. However, due to a substantial change in ownership in prior years, the use of any NOL carryforward may be limited. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.


NOTE 12 - LEASE COMMITMENTS

The Company leases its office space for $9,625 per month, under a lease agreement. The lease expires on December 31, 2008 and contains an option for an additional two years.

Future minimum lease payments required under this lease are as follows:

                      Years Ending
                      October 31,                     Amount
                    -----------------              -------------

                          2006                         $115,500
                          2007                          115,500
                          2008                          115,500
                          2009                           19,250
                                                      ----------

                                                       $365,750
                                                      ==========

Rent expense for the years ended October 31, 2005 and 2004 amounted to approximately $111,000 and $149,000.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004


NOTE 13 - EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Christopher Schwartz, the chairman and chief executive officer, which provides for an annual base salary of $300,000, with annual increases of at least 10%, for a period of five years. In addition, Mr. Schwartz received option grants described in Note 10.

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

Under the terms of the joint venture agreement, as amended, the Company will fund the creation, production and marketing of ten films and Sony, on behalf of the joint venture, will have the exclusive worldwide right to manufacture, market and distribute DVD's of the film intended for home use. The motion picture entitled "Snipes" is considered the first film under the film venture. The Company released the film entitled "Train Ride" through Charles Street in fiscal 2005.

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


NOTE 15 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005 AND 2004




NOTE 15 - BUSINESS SEGMENTS (Continued)

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

      For The Year Ended           Recording        Film          Segment                       Consolidated
       October 31, 2005              Studio       Production        Total         Corporate         Total
-------------------------------   -----------   -------------   -------------   ------------    -------------
Net sales                         $    1,095      $    4,939      $    6,034     $        -       $    6,034
Loss from operations               1,060,501       1,819,278       2,879,779      4,456,612        7,336,391
Total assets                         284,832         297,538         582,370        204,297          786,667
Depreciation and amortization        172,992           6,493         179,485              -          179,485
Capital expenditures              $   22,288      $        -      $        -     $        -       $   22,288

      For The Year Ended          Recording         Film          Segment                       Consolidated
       October 31, 2004             Studio       Production        Total         Corporate         Total
-------------------------------   -----------   -------------   -------------   ------------    -------------
Net sales                         $   21,020      $  218,050      $  239,070     $        -       $  239,070
Loss from operations                 866,785         153,590       1,020,375      3,761,937        4,782,312
Total assets                         451,093          89,864         540,957        222,301          763,258
Depreciation and amortization        182,405           6,492         188,897              -          188,897
Capital expenditures              $        -      $        -      $        -     $        -       $        -

                                                         Year Ended
                                                         October 31,
                                             ----------------------------------
            Reconciliations                       2005               2004
-----------------------------------------    ---------------     --------------
Total segment operating loss                    $ 2,879,779        $ 1,020,375
Corporate overhead expenses                       4,456,612          3,761,937
Other income                                       (246,086)            (4,700)
                                             ---------------     --------------

Total consolidated net loss                     $ 7,090,305        $ 4,777,612
                                             ===============     ==============

NOTE 16 - SUBSEQUENT EVENTS

In December 2005, the Company issued 1,500,000 shares of its common stock for consulting services.

As part of a consulting agreement entered into in December 2004, the Company was obligated to issue Stock Purchase Warrants to purchase 1,000,000 shares of its common stock contingent on this agreement still being in effect in December 2005. Since this agreement was terminated in December 2005, the Company was no longer obligated to issue these warrants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date: February 28, 2006
                                        TriMedia Entertainment Group, Inc.


                                        By: /s/ Christopher Schwartz
                                           -----------------------------------
                                            Christopher Schwartz
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (principal financial officer and
                                             principal accounting officer)