Form 10QSB
period 2006-01-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2006-03-17
CIK 1163680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                          Commission File No. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
--------------------------------------------------------------------------------
                         (Name of Small Business Issuer)

            DELAWARE                                     14-1854107
---------------------------------             ----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)

   1080 N. DELAWARE AVENUE, 8TH FLOOR
      PHILADELPHIA, PENNSYLVANIA                             19125
----------------------------------------            ----------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (215) 426-5536
            ---------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

There were 47,060,011 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at March 14, 2006.

                                    TRIMEDIA ENTERTAINMENT GROUP, INC.
                                    ----------------------------------

                                                  INDEX
                                                  -----

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at January 31, 2006 (unaudited) and October 31,
                  2005 (audited)...............................................................      2

                  Consolidated Statements of Operations for the Three Months Ended January 31,
                  2006 and January 31, 2005 (unaudited).......................................       3

                  Consolidated Statements of Cash Flows for the Three Months Ended January 31,
                  2006 and January 31, 2005 (unaudited).......................................       4

                  Notes to Consolidated Financial Statements...................................      6

         Item 2.  Management's Discussion and Analysis.........................................      10

         Item 3.  Controls and Procedures......................................................      17

Part II. Other Information

         Item 1.  Legal Proceedings............................................................      17

         Item 2.  Changes in Securities and Use of Proceeds....................................      17

         Item 3.  Defaults Upon Senior Securities..............................................      17

         Item 6.  Exhibits and Reports on Form 8-K.............................................      18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                                    TRIMEDIA ENTERTAINMENT GROUP, INC.
                                             AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31, 2006 AND OCTOBER 31, 2005


                                                                            January 31,       October 31,
                                                                               2006              2005
                                                                           ------------      ------------
                                                                           (Unaudited)        (Audited)
        ASSETS

CURRENT ASSETS
   Cash                                                                    $     32,535      $     34,703
   Miscellaneous receivables                                                     15,615            16,547
   Prepaid expenses                                                             279,494           275,075
                                                                           ------------      ------------
                                                                                327,644           326,325
PROPERTY AND EQUIPMENT - Net                                                    254,311           298,737

CAPITALIZED FILM COSTS                                                          139,481           133,910

OTHER ASSETS                                                                      9,625            27,695
                                                                           ------------      ------------
TOTAL ASSETS                                                               $    731,061      $    786,667
                                                                           ------------      ------------
        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Term loans                                                              $  2,619,208      $  2,144,208
   Line of credit                                                             2,901,190                 -
   Accounts payable and accrued expenses                                      1,347,589         1,223,097
   Taxes payable                                                                 17,501            17,501
   Advances from distributors                                                   150,029           180,954
   Due to stockholder                                                            22,282            24,082
   Deferred revenue                                                                   -             3,185
                                                                           ------------      ------------
                                                                              7,057,799         3,593,027

LONG-TERM DEBT                                                                        -         2,881,820

LOANS PAYABLE - STOCKHOLDER                                                   1,100,000         1,100,000
                                                                           ------------      ------------
TOTAL LIABILITIES                                                             8,157,799         7,574,847
                                                                           ------------      ------------
        STOCKHOLDERS' DEFICIT
   Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
     none and 1,000,000 shares issued and outstanding in 2006 and 2005                -                 -
   Common stock, $0.0001 par value; 100,000,000 shares
     authorized; 47,060,011 and 45,560,011 shares
     issued and outstanding in 2006 and 2005                                      4,707             4,557
   Additional paid-in capital                                                13,236,376        13,116,527
   Accumulated deficit                                                      (20,667,821)      (19,909,264)
                                                                           ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                  (7,426,738)       (6,788,180)
                                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    731,061      $    786,667
                                                                           ============      ============

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                   (UNAUDITED)

                                                    2006            2005
                                                 -----------     -----------
NET REVENUE                                      $    39,944     $     2,262

DIRECT COSTS                                         110,982         114,668
                                                 -----------     -----------
GROSS LOSS                                            71,038         112,406

OPERATING EXPENSES                                   668,276       2,565,192
                                                 -----------     -----------

LOSS FROM OPERATIONS                                 739,314       2,677,598

OTHER INCOME (EXPENSE)                               (19,243)          2,848
                                                 -----------     -----------
NET LOSS                                         $   758,557     $ 2,674,750
                                                 ===========     ===========
BASIC AND DILUTED LOSS PER SHARE                 $      0.02     $      0.09
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES                 46,225,011      29,606,391
                                                 ===========     ===========














          See accompanying notes to consolidated financial statements.

                              TRIMEDIA ENTERTAINMENT GROUP, INC.
                                       AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                         (UNAUDITED)



                                                                   2006             2005
                                                                 ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(758,557)      $(2,674,750)
   Adjustment to reconcile net loss to net cash
     used in operating activities
        Foreign currency exchange loss                              19,370                 -
        Common stock issued for services                                 -            13,940
        Depreciation and amortization                               44,425            53,247
        (Increase) decrease in assets
          Miscellaneous receivable                                     932                 -
          Film costs                                                (5,571)          (24,468)
          Prepaid expenses                                         115,581          (142,495)
          Other assets                                              18,070                 -
          Advances to artists                                            -          (230,000)
        Increase (decrease) in liabilities
          Accounts payable and accrued expenses                    124,492           (67,719)
          Advances from (to) distributors                          (30,925)           84,294
          Deferred revenue                                          (3,185)           (1,167)
                                                                 ---------       -----------
   Net cash used in operating activities                          (475,368)       (2,989,118)
                                                                 ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Due to (from) stockholder                                        (1,800)            5,301
                                                                 ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on long-term debt                                      -         3,109,585
   Payments on demand notes                                              -           (93,000)
   Net borrowings on term loans                                    475,000                 -
   Net proceeds from sale of stock                                       -           127,977
                                                                 ---------       -----------
   Net cash provided by financing activities                       475,000         3,144,562
                                                                 ---------       -----------
NET INCREASE (DECREASE) IN CASH                                     (2,168)          160,745

CASH - BEGINNING OF PERIOD                                          34,703           185,096
                                                                 ---------       -----------
CASH - END OF PERIOD                                             $  32,535       $   345,841
                                                                 =========       ===========

          See accompanying notes to consolidated financial statements.

                                  TRIMEDIA ENTERTAINMENT GROUP, INC.
                                           AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                             (UNAUDITED)

                                                                                2006          2005
                                                                              --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                 $ 22,612      $      -
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Common stock issued for prepaid expenses                                 $120,000      $      -
                                                                              ========      ========
     Warrants issued for prepaid consulting services                          $      -      $338,000
                                                                              ========      ========
     Issuance of common stock for subscription receivable:
        Common stock                                                          $      -      $     67
        Additional paid-in capital                                                   -      299,933
                                                                              --------      --------
        Subscription receivable                                               $      -      $300,000
                                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiaries (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 which the Company filed with the Securities and Exchange Commission on March 1, 2006 (the "Annual Report".) Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended January 31, 2006 may not necessarily be indicative of the operating results expected for the full year.


Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Metropolitan Recording Inc., Snipes Production, LLC and Ruffnation Films LLC. Ruffnation Music is a wholly owned company that operates the record division of the company. In July 2003, the Company formed TME, a wholly owned foreign production company. In January 2004, the Company formed two Delaware corporations, Trimedia Film Group, Inc. and TM Film Distribution, Inc., in anticipation of potential future financing transactions. As of January 31, 2006, TME was inactive. In October 2004, the Company formed Four Point Play Productions, LLC. All material inter-company transactions have been eliminated in consolidation.


Loss Per Share
--------------
The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months ended January 31, 2006 and 2005, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock (in 2005), stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of January 31, 2006 had accumulated losses of $20,667,821. For the three months ended January 31, 2006, the Company's net loss was $758,557. In addition, the Company had negative working capital of $3,828,965 at January 31, 2006 and experienced negative cash flow from operations of $475,368 for the three months ended January 31, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

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

The Company has outstanding debt in the aggregate principal amount of approximately $6,620,398 as of January 31, 2006. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $5,520,398 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company's operations grow, the Company's financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through January 31, 2007. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

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

NOTE 3 - LOAN PAYABLE - STOCKHOLDER

Loans payable - stockholder consist of an unsecured demand note payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with this note for the three months ended January 31, 2006 and 2005 was $19,350 and $19,250. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

NOTE 4 - TERM LOANS

During the three months ended January 31, 2006, the Company borrowed $475,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum, is due monthly with outstanding principal to be paid in a lump sum on May 30, 2006. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of January 31, 2006, approximately $146,000 of interest is in arrears and recorded as part of accrued expenses.

NOTE 5 - STOCKHOLDERS' EQUITY

In December 2005, the Company issued 1,500,000 shares of its common stock in exchange for a one year consulting agreement valued at $120,000.

NOTE 6 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended January 31, 2006 and 2005 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

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

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

                                     Recording       Film         Segment                    Consolidated
                                       Studio     Production        Total       Corporate       Total
                                     ---------    ----------     ----------    ----------    ------------
   Three Months Ended
     January 31, 2006
---------------------------------

Net sales                            $   7,813    $   32,131     $   39,944    $        -    $     39,944
Loss from operations                   148,375        53,497        201,872       537,442         739,314
Total assets                           238,116       278,498        516,614       214,447         731,061
Depreciation and amortization           43,206         1,219         44,425             -          44,425
Capital expenditures                         -             -              -             -               -

   Three Months Ended
     January 31, 2005
---------------------------------

Net sales                            $   1,095    $    1,167     $    2,262    $        -    $      2,262
Loss from operations                    57,504     1,534,339      1,591,843     1,085,755       2,677,598
Total assets                           339,344       691,763      1,031,107       874,615       1,905,722
Depreciation and amortization           51,625         1,622         53,247             -          53,247
Capital expenditures                         -             -              -             -               -



                                                             January 31,
                                                       -------------------------
        Reconciliations                                  2006           2005
---------------------------------                      ---------    ------------
Total segment operating loss                           $(201,872)   $ (1,591,843)
Corporate overhead expenses                             (537,442)     (1,085,755)
Other income (expense)                                   (19,243)          2,848
                                                       ---------    ------------
Total consolidated net loss                            $(758,557)   $ (2,674,750)
                                                       =========    ============

NOTE 8 - SUBSEQUENT EVENT

On March 13, 2006, the Company converted a $250,000 promissory note receivable from Pure Games, Inc. into 250,000 shares of common stock of Pure Games, Inc. This note receivable was written-off during the year ended October 31, 2005. The converted shares currently do not have a determinable value.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on March 1, 2006. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

OVERVIEW
--------

         We are a multimedia entertainment company that has film and music operations. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. In Fiscal 2005, we re-released Snipes as a combination DVD/CD package through Charles Street and we distributed Train Ride, a film produced by a third party and released a CD by our recording artists, the Spin Doctors. In Fiscal 2006, we anticipate assisting Gerry Anderson Productions PLC in the multimedia exploitation of the New Captain Scarlet series, commencing production of our new movie Four Point Play and releasing CDs by our music artists Kulcha Don and Kristy Frank.

         We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, Fiscal 2005 and the first quarter of Fiscal 2006, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues in Fiscal 2006, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2006 or continue to implement our business plan.

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

         Capitalized Film Costs
         ----------------------

         Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of January 31, 2006, the film costs of $139,481 which we have recorded on our balance sheet were incurred in connection with the production of seven films that are in development and pre-production. We will commence the amortization of these capitalized film costs upon the distribution of their respective DVDs. Once revenues from a film commence, the decision as to what portion of the costs to amortize in a given period is dependent on the estimate of total gross revenues from that film. A lower estimate will result in faster amortization, while a higher estimate may result in a disproportionate amortization in later periods if actual revenues are lower than initial estimates.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended January 31, 2006 (Fiscal 2006-First Quarter) vs. Three Months Ended January 31, 2005 (Fiscal 2005-First Quarter)

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Fiscal 2006 - First Quarter  Fiscal 2005 - First Quarter   $ Change
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss                                     758,557                    2,674,750                   (1,916,193)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Loss from Operations                     739,314                    2,677,598                   (1,938,284)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Net Revenue                                   39,944                        2,262                       37,682
------------------------------- ---------------------------- ---------------------------- ----------------------------
Direct Costs                                 110,982                      114,668                       (3,686)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Operating Expenses                           668,276                    2,565,192                   (1,896,916)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Other Income (Expense)                       (19,243)                       2,848                      (22,091)
------------------------------- ---------------------------- ---------------------------- ----------------------------

         The $1,938,284 decrease in Net Loss From Operations was primarily due to the decrease in fees related to financing activities, a decrease in operating expenses related to the European office and operations and an increase in Net Revenue.

         The $37,682 increase in Net Revenues primarily resulted from the fact that Net Revenue was realized from the distribution of the TrainRide DVD in Fiscal 2006-First Quarter and there was no new DVD release during Fiscal 2005-First Quarter.

         The $3,686 decrease in Direct Cost was a result of our efforts to contain Direct Costs and the recoupment of expenses by our joint venture partner relating to the release of the TrainRide DVD. Direct Costs are costs directly related to the production of film or music projects that we develop or the costs directly related to the retention of new artists and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

         The $1,896,916 decrease in Operating Expenses was primarily due to a decrease of approximately $1,500,000 in fees related to financing activities, a decrease of approximately $90,000 in operating expenses related to the European office resulting from its closure in June 2005, a decrease of approximately $55,000 in professional and consulting fees, an approximate $60,000 decrease in travel expenses and an approximate $60,000 decrease in office expense offset by an increase of approximately $107,000 in interest expense an increase of approximately $19,000 in rent and utilities expenses related to the Philadelphia office lease that commenced in January 2005. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.

OFF-BALANCE SHEET ARRANGEMENTS

         There were no off-balance sheet arrangements during the three months ended January 31, 2006 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Fiscal 2006 - First Quarter  Fiscal 2005 - First Quarter           $ Change
                                ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Operating                 $(475,368)                 $(2,989,118)                   $2,513,750
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Investing                   $(1,800)                       $5,301                     $(7,101)
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------
Cash Flow from Financing                  $475,000                   $3,144,562                 $(2,669,562)
Activities
------------------------------- ---------------------------- ---------------------------- ----------------------------

         Net cash used in operating activities in Fiscal 2006 - First Quarter was due primarily to our Net Loss, principally offset by non-cash charges for depreciation and amortization of $44,425, a foreign currency exchange loss of $19,370, a decrease in prepaid expenses of $115,581 and an increase in accounts payable and accrued expenses of $124,492 offset by a decrease in advances from distributors of $30,925.

         Net cash used in investing activities in Fiscal 2006-First Quarter represented repayment of $1,800 of monies previously advanced to us by our principal stockholder.

         Net cash provided by financing activities in Fiscal 2006-First Quarter was due to $475,000 advanced to us through term loans. This amount is significantly less than Fiscal 2005-First Quarter as we did not have any borrowings on long term debt or proceeds from the sale of common stock in Fiscal 2006-First Quarter.

         At January 31, 2006, we had approximately $32,500 in cash. At March 14, 2006, we had approximately $35,300 in cash. We do not believe that the amount of cash that we had on hand at March 14, 2006 is sufficient to fund our operations through March 31, 2007. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2006, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through March 31, 2007. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

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

         Through December 31, 2005, the last quarter for which a report has been received, Sony BMG has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,302,083 and net profits of $1,042,341, of which our portion is $857,516. We did not receive any payments from Sony BMG related to Snipes in Fiscal 2005 or Fiscal 2006-First Quarter. In November 2004, Snipes was re-released as a combination DVD-CD package in the US, UK and various European territories. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of Snipes, there can be no assurance of the amount or timing of such payments. Additionally, through December 31, 2005, the last quarter for which a report has been received, Sony BMG has reported gross billings for Charles Street related to the release of the TrainRide DVD/Home Video of $210,789 and net profits of $74,606 of which our portion is $69,104. Although we may receive payments from Charles Street in Fiscal 2006 related to sales of TrainRide, there can be no assurance of the amount or timing of such payments. As of the date of this report, we have not received additional financial information from Sony BMG relating to amounts due to Charles Street for Snipes or TrainRide.

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

         As we presently do not generate sufficient cash flow from our operations to fund our working capital needs, we have been raising the funds we need to operate our business through the offer and sale of our securities.

         On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the "Loan Agreement"). The Loan Agreement established a loan facility in the maximum aggregate principal amount of 1,628,055 pounds sterling (the "Facility") that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down 1,625,000 pounds sterling of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or
(ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution's obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by KMM on behalf of TM Film Distribution, as more fully described in Business of the Company - Film Division - Keydata Media & Marketing 1 LLP Distribution Arrangement. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP.

         In August 2004, we engaged Brockington Securities, Inc. as our financial advisor and investment banker pursuant to which we issued them 250,000 shares of our common stock. In January 2005, they assisted us in the completion of a private placement offering pursuant to which we raised gross proceeds of $300,000 and paid Brockington a commission of $30,000.

         On August 24, 2004, we entered into an agreement with Gerry Anderson Productions PLC ("GAP") pursuant to which we will represent GAP as its agent in the development and multimedia exploitation of GAP's New Captain Scarlet Series properties in the United States, Canada and such other territories as are mutually agreed upon. In connection with this agreement, we have introduced GAP to Sony Wonder, a group of Sony, and they have negotiated a term sheet agreement regarding the broadcast and master licensing of the New Captain Scarlet Series pursuant to which GAP will provide Sony Wonder with at least 13 episodes of the series for the purpose of securing a broadcast arrangement with a major television network and/or cable television network. In addition, Charles Street, our co-venture with Sony, will negotiate with artists, develop and produce a soundtrack CD/DVD for the New Captain Scarlet Series.

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

         On May 5, 2005, we entered into a Securities Purchase Agreement with IL Resources, LLC ("IL Resources") pursuant to which we issued to IL Resources a Secured Convertible Note in the aggregate principal amount of $1,590,000 and a warrant to purchase 2,000,000 shares of our common stock. This Note accrues interest at the rate of 12 percent per annum and has a maturity date of May 30, 2006. During Fiscal 2006-First Quarter, this Note was amended to provide for additional advances and we received an additional $392,500 loan on the same terms and conditions. This Note is convertible into a total of 3,965,000 shares of our common stock at a conversion price of $0.50, subject to certain adjustments.

         On or about May 6, 2005, eight of our creditors agreed to exchange an aggregate of $3,268,162 in indebtedness owed to them for shares of our common stock at a price of $1.00 per share, for a total of 3,268,162 shares.

         In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at March 15, 2006 was approximately $126,708. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our January 31, 2006 Consolidated Balance Sheet.

         In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,347,589 that are presently past due.

         We also have other obligations that mature or may mature in the next twelve months.

         On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from April 30, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and accrued on the balance of $654,906. In June 2004, we received short-term loans in the aggregate amount of $90,000 from a third party lender. These obligations were documented by promissory notes that accrued interest at the rate of 10% per annum. These promissory notes were scheduled to mature on July 1, 2005. On May 1, 2005, an outstanding balance of $1,041,524 related to these and other third party loans was repaid by the issuance of a promissory note in the amount of $510,000 and conversion of the remaining $531,524 into shares of our common stock at a conversion price of $1.00 per share. This promissory note accrues interest at the rate of 20 percent per annum and is scheduled to mature on May 9, 2006.

         As described above, repayment of loans in the aggregate principal amount of $1,982,500 from IL Resources is due on May 30, 2006. In addition, TM Film Distribution, Inc.'s loan facility from Fairbairn Private Bank matures in January 2007.

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

ITEM 3.  CONTROLS AND PROCEDURES
------

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         ------------------------------------------------

         As of January 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------

         On December 20, 2005, we entered into a consulting agreement with Walt Beach pursuant to which we issued him 1,500,000 shares of our common stock pursuant to Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
------

         We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of March 15, 2006, the total outstanding balance of this loan was $126,708. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2006 Consolidated Balance Sheet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

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

      10.25 Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Larry Feinstein dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.26 10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.27 10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc. dated June 14, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.28 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.29 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.30 Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.31 10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).
      10.32 Loan Agreement Between Fairbairn Private Bank Limited and TM Film Distribution, Inc. (incorporated by reference to Exhibit
                   10.1 of Current Report on Form 8-K filed on January 5, 2005).
      10.33 Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to
                   Exhibit 10.36 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31,
                   2005).
      10.34        Sale and Purchase Agreement between TriMedia Film Group, Inc.
                   and Keydata Media and Marketing I, LLP dated as of October 2004 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).
      10.35 Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).
      10.36 Secured Convertible Term Note dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 8, 2005).
      10.37 Securities Purchase Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2005).
      10.38 Securities Pledge Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on From 8-K filed on June 8, 2005).
      10.39 Security Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 8, 2005).
      10.40 Subsidiary Guaranty dated May 5, 2005 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 8, 2005).
      10.41 Consulting Agreement dated December 20, 2005 by and between TriMedia Entertainment Group, Inc. and Walt Beach (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-KSB filed on March 1, 2006).
       31.1 Certification dated March 17, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

       32.1        Certification dated March 17, 2006 pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

         (b) On December 22, 2005, we filed a Current Report on Form 8-K announcing the resignation of Joseph Safina as a member of our board of directors.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.


Date:  March 17, 2006                          /s/ Christopher Schwartz
                                               ---------------------------------
                                               Christopher Schwartz
                                               Chief Executive Officer and
                                               Chief Financial Officer
                                               (principal financial officer
                                               and principal accounting officer)