Form 10QSB
period 2006-04-30
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2006-06-14
CIK 1163680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended April 30, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-49865

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                   14-1854107
     (State or other jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

   1080 N. DELAWARE AVENUE, 8TH FLOOR
       PHILADELPHIA, PENNSYLVANIA                            19125
(Address of principal executive offices)                   (Zip Code)

                                 (215) 426-5536
                (Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
YES [X] NO [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES [_] NO [X].

There were 47,060,111 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at June 12, 2006.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

   Item 1. Financial Statements
           Consolidated Balance Sheets at April 30, 2006 (unaudited) and
           October 31, 2005 (audited)....................................     1

           Consolidated Statements of Operations for the Three and Six
           Months Ended April 30, 2006 and April 30, 2005 (unaudited)....     2

           Consolidated Statements of Cash Flows for the Six Months Ended
           April 30, 2006 and April 30, 2005 (unaudited).................     3

           Notes to Consolidated Financial Statements....................     5

   Item 2. Management's Discussion and Analysis..........................    10

   Item 3. Controls and Procedures.......................................    18

Part II. Other Information

   Item 1. Legal Proceedings.............................................    18

   Item 3. Defaults Upon Senior Securities...............................    18

   Item 6. Exhibits and Reports on Form 8-K..............................    19


                                       (i)

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2006 AND OCTOBER 31, 2005

                                                           April 30,    October 31,
                                                             2006           2005
                                                         ------------   ------------
                                                         (Unaudited)      (Audited)
                        ASSETS

CURRENT ASSETS
   Cash                                                  $     41,011   $     34,703
   Miscellaneous receivables                                   13,255         16,547
   Prepaid expenses                                           174,019        275,075
                                                         ------------   ------------
                                                              228,285        326,325
PROPERTY AND EQUIPMENT - Net                                  209,887        298,737
CAPITALIZED FILM COSTS                                        173,223        133,910
OTHER ASSETS                                                    9,625         27,695
                                                         ------------   ------------
TOTAL ASSETS                                             $    621,020   $    786,667
                                                         ============   ============
        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Term loans                                            $  3,202,458   $  2,144,208
   Line of credit                                           2,966,316             --
   Accounts payable and accrued expenses                    1,343,149      1,223,097
   Taxes payable                                               17,501         17,501
   Advances from distributors                                 189,125        180,954
   Due to stockholder                                          51,382         24,082
   Deferred revenue                                            14,400          3,185
                                                         ------------   ------------
                                                            7,784,331      3,593,027
LONG-TERM DEBT                                                     --      2,881,820
LOANS PAYABLE - STOCKHOLDER                                 1,100,000      1,100,000
                                                         ------------   ------------
TOTAL LIABILITIES                                           8,884,331      7,574,847
                                                         ------------   ------------
                STOCKHOLDERS' DEFICIT

   Preferred stock, $0.0001 par value; 20,000,000
      shares authorized; none issued and outstanding
      in 2006 and 2005                                             --             --
   Common stock, $0.0001 par value; 100,000,000 shares
      authorized; 47,060,011 and 45,560,011 shares
      issued and outstanding in 2006 and 2005                   4,704          4,557
   Additional paid-in capital                              13,236,377     13,116,527
   Accumulated deficit                                    (21,504,392)   (19,909,264)
                                                         ------------   ------------
TOTAL STOCKHOLDERS' DEFICIT                                (8,263,311)    (6,788,180)
                                                         ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    621,020   $    786,667
                                                         ============   ============

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                            Three Months Ended           Six Months Ended
                                 April 30,                   April 30,
                         -------------------------   -------------------------
                             2006          2005          2006          2005
                         -----------   -----------   -----------   -----------
NET REVENUE              $    13,857   $    23,913   $    45,988   $    26,175
DIRECT COSTS                 190,530        28,420       293,699       143,088
                         -----------   -----------   -----------   -----------
GROSS PROFIT (LOSS)         (176,673)       (4,507)     (247,711)     (116,913)
OPERATING EXPENSES           594,901       975,483     1,263,177     3,540,675
                         -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS        (771,574)     (979,990)   (1,510,888)   (3,657,588)
OTHER INCOME (EXPENSE)       (64,999)        4,457       (84,243)        7,308
                         -----------   -----------   -----------   -----------
NET LOSS                 $  (836,573)  $  (975,533)  $(1,595,131)  $(3,650,280)
                         ===========   ===========   ===========   ===========
BASIC AND DILUTED
   LOSS PER SHARE        $     (0.02)  $     (0.03)  $     (0.03)  $     (0.12)
                         ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
   NUMBER OF SHARES       47,060,011    33,062,983    45,892,511    31,334,687
                         ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                                                         2006         2005
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(1,595,131)  $(3,650,283)
   Adjustment to reconcile net loss to net cash
      used in operating activities
      Foreign currency exchange loss                      84,495            --
      Common stock issued for services                        --        13,940
      Amortization of film costs                              --        12,092
      Depreciation and amortization                       88,850       106,496
      (Increase) decrease in assets
         Miscellaneous receivable                          3,292        (5,850)
         Film costs                                      (39,313)      (24,468)
         Prepaid expenses                                221,056       (20,456)
         Advances to artists                                  --      (407,082)
         Other assets                                     18,070            --
      Increase (decrease) in liabilities
         Accounts payable and accrued expenses           120,052       138,368
         Advance from Sony                                 8,171        33,456
         Deferred revenue                                 11,215        (1,167)
                                                     -----------   -----------
   Net cash used in operating activities              (1,079,243)   (3,804,954)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Due to stockholder                                     27,300        25,246
   Purchase of investment in affiliated company               --       (25,000)
                                                     -----------   -----------
   Net cash provided by investing activities              27,300           246
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on long-term debt                --     3,109,585
   Net borrowings on demand notes                             --        19,500
   Net borrowings (payments) on term loans             1,058,251       120,006
   Net proceeds from sale of stock                            --       427,977
                                                     -----------   -----------
   Net cash provided by financing activities           1,058,251     3,677,068
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH                            6,308      (127,640)

CASH - BEGINNING OF YEAR                                  34,703       185,096
                                                     -----------   -----------
CASH - END OF PERIOD                                 $    41,011   $    57,456
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   CASH PAID DURING THE YEAR FOR:
      Interest                                       $    37,752   $    40,370
                                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                                                       2006        2005
                                                     --------   ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for prepaid expenses          $120,000   $       --
                                                     ========   ==========
   Warrants issued for prepaid consulting services   $     --   $  338,000
                                                     ========   ==========
   Conversion of term loan to common stock           $     --   $       --
                                                     ========   ==========
   Conversion of liabilities to common stock
      subscribed:
      Accounts payable and accrued expenses          $     --   $2,527,830
      Due to stockholder                                   --        5,301
      Loan payable - stockholder                           --       99,040
                                                     --------   ----------
                                                                $2,632,171
                                                     ========   ==========
   Warrants issued for investment in affiliated
      company                                        $     --   $  250,000
   Common stock issued for investment in
      affiliated company                                   --      780,000
                                                     --------   ----------
   Investment in affiliated company                  $     --   $1,030,000
                                                     ========   ==========
   Conversion of preferred stock to common stock:
      Preferred stock                                $     --   $     (100)
      Additional paid-in capital                           --         (900)
                                                     --------   ----------
      Common stock                                   $     --   $    1,000
                                                     ========   ==========

          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiaries (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 which the Company filed with the Securities and Exchange Commission on March 1, 2006 (the "Annual Report"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended April 30, 2006 may not necessarily be indicative of the operating results expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the following wholly-owned companies: Metropolitan Recording Inc., Snipes Production, LLC, Ruffnation Films LLC, Ruffnation Music, Trimedia Film Group, Inc., TM Film Distribution, Inc., Four Point Play Productions, LLC and Ruffnation Films Releasing, LLC. As of April 30, 2006, TME was inactive. In February 2006, the Company formed Ruffnation Films Releasing, LLC, a wholly owned distribution company. All material inter-company transactions have been eliminated in consolidation.

Loss Per Share

The Company follows SFAS 128, "Earnings Per Share," resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three and six months ended April 30, 2006 and 2005, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock (in 2005), stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of April 30, 2006 had accumulated losses of $21,504,392. For the six months ended April 30, 2006, the Company's net loss was $1,595,131. In addition, the Company had negative working capital of $7,556,046 at April 30, 2006 and experienced negative cash flow from operations of $1,079,243 for the six months ended April 30, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

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

The Company has outstanding debt in the aggregate principal amount of approximately $7,268,774 as of April 30, 2006. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $6,168,774 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company's operations grow, the Company's financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary to raise at least $10,000,000 in order to meet the anticipated cash requirements through April 30, 2007. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

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

NOTE 3 - CONVERTIBLE NOTE RECEIVABLE

On March 13, 2006, the Company converted a $250,000 promissory note receivable from Pure Games, Inc. into 250,000 shares of common stock of Pure Games, Inc. This note receivable was written-off during the year ended October 31, 2005. The converted shares currently do not have a determinable value and have not been recorded on the balance sheet.

NOTE 4 - LOAN PAYABLE - STOCKHOLDER

Loans payable - stockholder consist of an unsecured demand note payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with this note for both the six months ended April 30, 2006 and 2005 was $38,500. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

NOTE 5 - TERM LOANS

During the six months ended April 30, 2006, the Company borrowed approximately $1,058,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum, is due monthly with outstanding principal to be paid in a lump sum on May 30, 2006. The maturity date has been extended through October 31, 2006. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of April 30, 2006, approximately $222,340 of interest is in arrears and recorded as part of accrued expenses.

NOTE 6 - LINE OF CREDIT

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of (pound)1,628,055. Interest is payable quarterly at the London Interbank Offered Rate ("LIBOR") plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full in January 2007. In December 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of (pound)1,628,000 (U.S. $2,881,820) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000. TM Film Distribution, Inc. recognized a foreign currency exchange loss, associated with the outstanding line of credit, of $84,495 and $-0- for the six months ended April 30, 2006 and 2005.

In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditional and the third-party's approval which amount is offset as a loan to the third party.

NOTE 7 - STOCKHOLDERS' EQUITY

In December 2005, the Company issued 1,500,000 shares of its common stock in exchange for a one year consulting agreement valued at $120,000.

NOTE 8 - INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended April 30, 2006 and 2005 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 - BUSINESS SEGMENTS

The Company follows SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

NOTE 9 - BUSINESS SEGMENTS (Continued)

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:

                                Recording      Film        Segment                 Consolidated
                                  Studio    Production      Total      Corporate       Total
                                ---------   ----------   ----------   ----------   ------------
     Three Months Ended
       April 30, 2006

Net sales                        $     --    $ 13,857    $   13,857   $       --    $   13,857
Loss from operations              239,573      64,470       304,043      467,531       771,574
Total assets                      194,683     288,010       482,693      138,327       621,020
Depreciation and amortization      43,205       1,220        44,425           --        44,425
Capital expenditures                   --          --            --           --            --

     Three Months Ended
       April 30, 2005

Net sales                        $     --    $ 23,913    $   23,913   $       --    $   23,913
Loss from operations               55,835     104,374       160,209      819,781       979,990
Total assets                      755,801     264,093     1,019,894    1,347,992     2,367,886
Depreciation and amortization      51,625       1,623        53,248           --        53,248
Capital expenditures                   --          --            --           --            --

                                Recording      Film        Segment                 Consolidated
                                  Studio    Production      Total     Corporate        Total
                                ---------   ----------   ----------   ----------   ------------
      Six Months Ended
        April 30, 2006

Net sales                        $     --   $   45,988   $   45,988   $       --    $   45,988
Loss from operations              387,948      117,967      505,915    1,004,973     1,510,888
Total assets                      194,683      288,010      482,693      138,327       621,020
Depreciation and amortization      86,411        2,439       88,850           --        88,850
Capital expenditures                   --           --           --           --            --

      Six Months Ended
        April 30, 2005

Net sales                        $  1,095   $   25,080   $   26,175   $       --    $   26,175
Loss from operations              113,339    1,638,713    1,752,052    1,905,536     3,657,588
Total assets                      755,801      264,093    1,019,894    1,347,992     2,367,886
Depreciation and amortization     103,250        3,246      106,496           --       106,496
Capital expenditures                   --           --           --           --            --

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

NOTE 9 - BUSINESS SEGMENTS (Continued)


                                Three Months Ended      Six Months Ended
                                    April 30,               April 30,
                               -------------------   -----------------------
       Reconciliations           2006       2005        2006      2005
----------------------------   --------   --------   ----------   ----------
Total segment operating loss   $304,043   $160,209   $  505,915   $1,752,052
Corporate overhead expenses     467,531    819,781    1,004,973    1,905,536
Other income (loss)              64,999     (4,457)      84,243       (7,308)
                               --------   --------   ----------   ----------
Total consolidated net loss    $836,573   $975,533   $1,595,131   $3,650,280
                               ========   ========   ==========   ==========

NOTE 10 - SUBSEQUENT EVENT

On June 1, 2006, the Company issued Stock Purchase Warrants to purchase 100,000 shares of its common stock at an exercise price of $0.50 per share for consulting services.

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

OVERVIEW

     We are a multimedia entertainment company that has film and music operations. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. In Fiscal 2005, we re-released Snipes as a combination DVD/CD package through Charles Street and we distributed Train Ride, a film produced by a third party and released a CD by our recording artists, the Spin Doctors. In March 2006, we released a CD by our music artist Kulcha Don through our distribution agreement with Fontana Distribution LLC, a division of Universal Music Group. In Fiscal 2006, we anticipate assisting Gerry Anderson Productions PLC in the multimedia exploitation of the New Captain Scarlet series, commencing production of our new movie Four Point Play and releasing a CD by our music artist Kristy Frank through our distribution agreement with Fontana Distribution LLC. We also plan to market and distribute third party film and music productions.

     We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, Fiscal 2005 and the first six months of Fiscal 2006, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues in Fiscal 2006, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2006 or continue to implement our business plan.

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

     Capitalized Film Costs

     Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of April 30, 2006, the film costs of $173,223 which we have recorded on our balance sheet were incurred in connection with the production of seven films that are in development and pre-production. We will commence the amortization of these capitalized film costs upon the distribution of their respective DVDs. Once revenues from a film commence, the decision as to what portion of the costs to amortize in a given period is dependent on the estimate of total gross revenues from that film. A lower estimate will result in faster amortization, while a higher estimate may result in a disproportionate amortization in later periods if actual revenues are lower than initial estimates.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 (Fiscal 2006-Second Quarter) vs. Three Months Ended April 30, 2005 (Fiscal 2005-Second Quarter)

                            Fiscal 2006 -    Fiscal 2005 -
                           Second Quarter   Second Quarter
                                 ($)              ($)        $ Change
                           --------------   --------------   --------
Net Loss                      836,573           975,533      (138,960)
Net Loss from Operations      771,574           979,990      (208,416)
Net Revenue                    13,857            23,913       (10,056)
Direct Costs                  190,530            28,420       162,110
Operating Expenses            594,901           975,483      (380,582)
Other Income (Expense)        (64,999)            4,457       (69,456)

     The $208,416 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and Net Revenue offset by an increase in Direct Costs.

     The $10,056 decrease in Net Revenues primarily resulted from the decrease in Net Revenue realized from the distribution of the Snipes DVD and the Train Ride DVD in the current period.

     The $162,110 increase in Direct Costs was a result of costs incurred in connection with the development of new artists. During Fiscal 2006 - Second Quarter, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2005 - Second Quarter. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

     The $380,582 decrease in Operating Expenses was primarily due to a $104,068 decrease in professional fees, a $71,593 decrease in consulting fees, a $43,959 decrease in miscellaneous expenses, a $47,577 decrease in travel expenses and a $212,354 decrease in salary and related costs due to a reduction in costs related to our European office and other payroll related expenses offset by an increase of $98,969 in interest expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

     The $69,456 increase in Other Expense was primarily due to the fluctuation in the foreign currency exchange rate related to a line of credit facility.

Six Months Ended April 30, 2006 vs. Six Months Ended April 30, 2005

                           Fiscal 2006 -   Fiscal 2005 -
                             Six Months      Six Months
                                ($)             ($)          $ Change
                           -------------   -------------    ----------
Net Loss                     1,595,131       3,650,280      (2,055,149)
Net Loss from Operations     1,510,888       3,657,588      (2,146,700)
Net Revenue                     45,988          26,175          19,813
Direct Costs                   293,699         143,088         150,611
Operating Expenses           1,263,177       3,540,675      (2,277,498)
Other Income (Expense)         (84,243)          7,308         (91,551)

     The $2,146,700 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and an increase in Net Revenue offset by an increase in Direct Costs.

     The $19,813 increase in Net Revenue primarily resulted from the fact that Net Revenue was realized from the distribution of the Snipes DVD and the Train Ride DVD during the first six months of Fiscal 2006.

     The $150,611 increase in Direct Costs was a result of the costs incurred related to the development of new artists. During Fiscal 2006 - Six Months, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2005 - Six Months. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

     The $2,277,498 decrease in Operating Expenses was primarily due to a decrease of $1,507,018 in fees related to financing activities, a decrease of $105,000 in overhead related to the European office and operations, a $468,149 decrease in salaries and related costs due to a reduction in costs related to European office and other payroll related expenses, a decrease of $121,385 in professional fees due to reduction in European related professional services, a $109,377 decrease in consulting fees, a $62,112 decrease in office and miscellaneous expenses and a $108,346 decrease in travel expenses offset by a $206,113 increase in interest expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

     The $91,551 decrease in Other Income was primarily due to fluctuation in the foreign exchange rate related to a line of credit facility.

     OFF-BALANCE SHEET ARRANGEMENTS

     There were no off-balance sheet arrangements during the three months ended April 30, 2006 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                                     Fiscal 2006 -  Fiscal 2005 -
                                       Six Months     Six Months
                                          ($)            ($)        $ Change
                                     -------------  -------------  ----------
Cash Flow from Operating Activities   (1,079,243)    (3,804,954)    2,725,711
Cash Flow from Investing Activities       27,300            246        27,054
Cash Flow from Financing Activities    1,058,251      3,677,068    (2,618,817)

     Net cash used in operating activities in Fiscal 2006 - First Six Months was due primarily to our Net Loss and an increase in capitalized film costs of $39,313, principally offset by non-cash charges for depreciation and amortization of $88,850, a foreign currency exchange loss of $84,495, a decrease in prepaid expenses of $221,056, an increase in accounts payable and accrued expenses of $120,052 and an increase in advances from distributors of $8,171.

     Net cash provided by investing activities in Fiscal 2006-First Six Months represented advances of $27,300 to us by our principal stockholder.

     Net cash provided by financing activities in Fiscal 2006-First Six Months was due to $1,058,251 advanced to us through term loans. This amount is significantly less than Fiscal 2005-First Six Months as we did not have any borrowings on long term debt or proceeds from the sale of common stock in Fiscal 2006-First Six Months.

     At April 30, 2006, we had approximately $41,011 in cash. At June 9, 2006, we had approximately $61,804 in cash. We do not believe that the amount of cash that we had on hand at June 9, 2006 is sufficient to fund our operations through June 30, 2007. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2006, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through June 30, 2007. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

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

     Through March 31, 2006, the last quarter for which a report has been received, Sony BMG has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,301,587 and net profits of $1,046,368, of which our portion is $860,828. We did not receive any payments from Sony BMG related to Snipes in Fiscal 2005 or during Fiscal 2006-Six Months. In November 2004, Snipes was re-released as a combination DVD-CD package in the US, UK and various European territories. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of Snipes, there can be no assurance of the amount or timing of such payments. Additionally, through March 31, 2006, the last quarter for which a report has been received, Sony BMG has reported gross billings for Charles Street related to the release of the TrainRide DVD/Home Video of $205,932 and net profits of $88,898 of which our portion is $82,359. In Fiscal 2006, we have received aggregate payments of $28,870 from Charles Street related to sales of TrainRide. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of TrainRide, there can be no assurance of the amount or timing of such payments. As of the date of this report, we have not received additional financial information from Sony BMG relating to amounts due to Charles Street for Snipes or TrainRide.

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

     On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the "Loan Agreement"). The Loan Agreement established a loan facility in the maximum aggregate principal amount of 1,628,055 pounds sterling (the "Facility") that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down 1,625,000 pounds sterling of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or
(ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution's obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by KMM on behalf of TM Film Distribution, as more fully described in Business of the Company - Film Division - Keydata Media & Marketing 1 LLP Distribution Arrangement in our Annual Report on Form 10-KSB filed on March 1, 2006. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP.

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

     On May 5, 2005, we entered into a Securities Purchase Agreement with IL Resources, LLC ("IL Resources") pursuant to which we issued to IL Resources a Secured Convertible Note in the aggregate principal amount of $1,590,000 and a warrant to purchase 2,000,000 shares of our common stock. During Fiscal 2006-First Quarter, this Note was amended to provide for additional advances. During Fiscal 2006-Six Months we received an additional $855,750 loan on the same terms and conditions from this lender. This Note accrues interest at the rate of 12 percent per annum and had a maturity date of May 30, 2006. We were unable to make the principal payment or the payment of accrued interest due on this date. On June 13, 2006, the promissory note was amended and restated to increase the principal amount to $2,924,688, reflecting all advances that we received from IL Resources and all accrued interest thereon through that date, and to extend the maturity date to October 31, 2006. In exchange for the extension of the maturity date and the waiver of any default under the original promissory note, we agreed to issue 500,000 shares of our common stock to the lender. Accordingly, the principal balance of this amended and restated promissory note is now convertible into a total of 5,849,376 shares of our common stock at a conversion price of $0.50, subject to certain adjustments.

     On or about May 6, 2005, eight of our creditors agreed to exchange an aggregate of $3,268,162 in indebtedness owed to them for shares of our common stock at a price of $1.00 per share, for a total of 3,268,162 shares.

     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at June 9, 2006 was approximately $126,708 and accrued interest was approximately $20,000. The original maturity date of the loan was August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our April 30, 2006 Consolidated Balance Sheet.

     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,343,149 that are presently past due.

     We also have other obligations that mature or may mature in the next twelve months.

     On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until April 30, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from April 30, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and accrued on the balance of $654,906. In June 2004, we received short-term loans in the aggregate amount of $90,000 from a third party lender. These obligations were documented by promissory notes that accrued interest at the rate of 10% per annum. These promissory notes were scheduled to mature on July 1, 2005. On May 1, 2005, an outstanding balance of $1,041,524 related to these and other third party loans was repaid by the issuance of a promissory note in the amount of $510,000 and conversion of the remaining $531,524 into shares of our common stock at a conversion price of $1.00 per share. This promissory note accrues interest at the rate of 20 percent per annum. The original maturity date of this promissory note was May 9, 2006. We were not able to make the principal payment or payment of accrued interest due on this date. On June 13, 2006, the lenders agreed to extend the maturity date of this promissory note to October 31, 2006, at which time all principal and accrued interest shall be due, and to waive the application of the default interest rate with respect to this loan.

     As described above, repayment of the loan in the principal amount of $2,924,688 from IL Resources is due on October 31, 2006. In addition, TM Film Distribution, Inc.'s loan facility from Fairbairn Private Bank matures in January 2007.

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

     Accordingly, approximately $8,000,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     As of April 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan is in technical default of this loan agreement. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of June 9, 2006, the total outstanding balance of this loan, including accrued interest, was approximately $146,708. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank's election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability on our April 30, 2006 Consolidated Balance Sheet.

     On May 1, 2005, an outstanding balance of $1,041,524 related to a series of third party loans was repaid by the issuance of a promissory note in the amount of $510,000 and conversion of the remaining $531,524 into shares of our common stock at a conversion price of $1.00 per share. The original maturity date of this promissory note was May 9, 2006. We were not able to make the principal payment of $510,000 or payment of the accrued interest due on this date, which was an event of default under the promissory note. On June 13, 2006, the lenders agreed to extend the maturity date of this promissory note to October 31, 2006, at which time all principal and accrued interest shall be due, and to waive the application of the default interest rate with respect to this loan. Accordingly, as of the date of this report, no amount under this loan is in arrears.

     The promissory note that we issued to IL Resources had a maturity date of May 30, 2006. We were unable to make the principal payment or the payment of accrued interest due on this date, which was an event of default under this promissory note. On June 13, 2006, the promissory note was amended and restated to increase the principal amount to $2,924,688 and to extend the maturity date to October 31, 2006. In exchange for the extension of the maturity date and the waiver of any default under the original promissory note, we agreed to issue 500,000 shares of our common stock to the lender. Accordingly, as of the date of this report, no amount under this loan is in arrears.

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

31.1 Certification dated June 14, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

32.1 Certification dated June 14, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

     (b) We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIMEDIA ENTERTAINMENT GROUP, INC.


Date: June 14, 2006                     /s/Christopher Schwartz
                                        --------------------------------------
                                        Christopher Schwartz
                                        Chief Executive Officer and Chief
                                        Financial Officer
                                        (principal financial officer and
                                        principal accounting officer)