Form 10QSB
period 2006-07-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2006-09-14
CIK 1163680

Click here for Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-49865

TriMedia Entertainment Group, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	14-1854107 (IRS Employer Identification No.)

1080 N. Delaware Avenue, 8th Floor Philadelphia, Pennsylvania (Address of principal executive offices)	19125 (Zip Code)

(215) 426-5536

(Issuer’s Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES         NO

Indicate by checkmark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES          NO .

There were 47,710,012 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, at September 12, 2006.

TRIMEDIA ENTERTAINMENT GROUP, INC.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 2006 AND OCTOBER 31, 2005

	July 31, 2006	October 31, 2005

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$55,251	$34,703
Miscellaneous receivables	—	16,547
Prepaid expenses	108,169	275,075

	163,420	326,325
PROPERTY AND EQUIPMENT - Net	165,462	298,737
CAPITALIZED FILM COSTS	197,955	133,910
OTHER ASSETS	9,625	27,695

TOTAL ASSETS	$536,462	$786,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Convertible term note	$3,931,896	$2,144,208
Line of credit	3,042,021	—
Accounts payable and accrued expenses	1,262,382	1,223,097
Taxes payable	17,501	17,501
Advances from distributors	241,374	180,954
Due to stockholder	76,382	24,082
Deferred revenue	13,600	3,185

	8,585,156	3,593,027
LONG-TERM DEBT	—	2,881,820
LOANS PAYABLE - STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	9,685,156	7,574,847

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding in 2006 and 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,710,011 and 45,560,011 shares issued and outstanding in 2006 and 2005	4,769	4,557
Additional paid-in capital	13,276,312	13,116,527
Accumulated deficit	(22,429,775)	(19,909,264)

TOTAL STOCKHOLDERS’ DEFICIT	(9,148,694)	(6,788,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$536,462	$786,667

See accompanying notes to consolidated financial statements.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2006	2005	2006	2005

NET REVENUE	$—	$27,693	$41,338	$53,868
DIRECT COSTS	233,396	4,316	522,445	148,038

GROSS PROFIT (LOSS)	(233,396)	23,377	(481,107)	(94,170)
OPERATING EXPENSES	616,414	817,925	1,879,591	4,358,600

LOSS FROM OPERATIONS	(849,810)	(794,548)	(2,360,698)	(4,452,770)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(75,705)	249,418	(160,201)	249,418
Miscellaneous income (expense)	135	(2,572)	388	7,546

	(75,570)	246,846	(159,813)	256,964

NET LOSS	$(925,380)	$(547,702)	$(2,520,511)	$(4,195,806)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.12)

See accompanying notes to consolidated financial statements.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,520,511)	$(4,195,806)
Adjustment to reconcile net loss to net cash used in operating activities
Foreign currency exchange (gain) loss	160,201	(249,418)
Common stock issued for services	39,000	13,940
Warrants issued for expenses	1,000	—
Amortization of film costs	—	12,092
Depreciation and amortization	133,275	159,744
(Increase) decrease in assets
Miscellaneous receivable	16,547	(8,659)
Film costs	(64,045)	(52,739)
Prepaid expenses	286,906	157,692
Advances to artists	—	(703,112)
Other assets	18,070	(27,798)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	39,285	350,497
Advance from Sony	60,420	86,945
Deferred revenue	10,415	(1,167)

Net cash used in operating activities	(1,819,437)	(4,457,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to stockholder	52,300	22,246
Purchase of investment in affiliated company	—	(25,000)
Purchse of equipment	—	(22,288)
Increase in convertible note receivable	—	(250,000)

Net cash provided by (used in) investing activities	52,300	(275,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on long-term debt	—	3,109,585
Net borrowings on demand notes	—	19,500
Net borrowings on convertible term note	1,787,685	1,062,595
Net proceeds from sale of stock	—	427,977

Net cash provided by financing activities	1,787,685	4,619,657

NET INCREASE (DECREASE) IN CASH	20,548	(113,174)
CASH - BEGINNING OF PERIOD	34,703	185,096

CASH - END OF PERIOD	$55,251	$71,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest	$62,074	$60,084

See accompanying notes to consolidated financial statements.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid expenses	$120,000	$—

Warrants issued for prepaid consulting services	$—	$338,000

Warrants issued for deferred financing fee	$—	$195,000

Conversion of liabilities to common stock:
Accounts payable and accrued expenses	$—	$2,855,252
Due to stockholder	—	5,301
Loan payable - stockholder	—	99,040
Demand note payable	—	204,102

	$—	$3,163,695

Warrants issued for investment in affiliated company	$—	$250,000
Common stock issued for investment in affiliated company	—	780,000

Investment in affiliated company	$—	$1,030,000

Conversion of preferred stock to common stock:
Preferred stock	$—	$(100)
Additional paid-in capital	—	(900)

Common stock	$—	$1,000

See accompanying notes to consolidated financial statements.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. (“Trimedia”) and Subsidiaries (collectively, “the Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 which the Company filed with the Securities and Exchange Commission on March 1, 2006 (the “Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended July 31, 2006 may not necessarily be indicative of the operating results expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the following wholly-owned companies: Metropolitan Recording Inc., Snipes Production, LLC, Ruffnation Films LLC, Ruffnation Music, Trimedia Film Group, Inc., TM Film Distribution, Inc., Four Point Play Productions, LLC and Ruffnation Films Releasing, LLC. As of July 31, 2006, TME was inactive. In February 2006, the Company formed Ruffnation Films Releasing, LLC, a wholly owned distribution company. All material inter-company transactions have been eliminated in consolidation.

Loss Per Share

The Company follows SFAS 128, “Earnings Per Share,” resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three and nine months ended July 31, 2006 and 2005, the basic and diluted loss per share are the same, since the assumed conversion of the convertible preferred stock (in 2005), stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period beginning after December 15, 2005 for small business issuer.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of July 31, 2006, had accumulated losses of $22,429,775. For the nine months ended July 31, 2006, the Company’s net loss was $2,520,511. In addition, the Company had negative working capital of $8,421,736 at July 31, 2006 and experienced negative cash flow from operations of $1,819,435 for the nine months ended July 31, 2006. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its music and film projects and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

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

The Company has outstanding debt in the aggregate principal amount of approximately $8,073,917 as of July 31, 2006. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $6,973,917 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company’s operations grow, the Company’s financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary to raise at least $10,000,000 in order to meet the anticipated cash requirements through July 31, 2007. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company’s products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required during fiscal 2006 and fiscal 2007 to meet expected negative operating cash flows.

NOTE 3 – CAPITALIZED FILM COSTS

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management’s knowledge and experience; therefore, actual results could differ from this estimate. The capitalized film costs of $197,955 and $133,910 as of July 31, 2006 and October 31, 2005 are costs associated with films that are in development. Management has determined that there are no events or changes in circumstance that would indicate that the fair value is less than its unamortized cost.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 4 – CONVERTIBLE NOTE RECEIVABLE

On March 13, 2006, the Company converted a $250,000 promissory note receivable from Pure Games, Inc. into 250,000 shares of common stock of Pure Games, Inc. This note receivable was written-off during the year ended October 31, 2005. The converted shares currently do not have a determinable value and have not been recorded on the balance sheet.

NOTE 5 – LOAN PAYABLE – STOCKHOLDER

Loans payable – stockholder consist of an unsecured demand note payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with this note for both the nine months ended July 31, 2006 and 2005 was $57,750. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

NOTE 6 – CONVERTIBLE TERM NOTE

During the nine months ended July 31, 2006, the Company borrowed approximately $1,788,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum, is due monthly with outstanding principal to be paid in a lump sum on May 30, 2006. The maturity date has been extended through October 31, 2006. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of July 31, 2006, approximately $102,000 of interest is in arrears and recorded as part of accrued expenses.

NOTE 7 – LINE OF CREDIT

On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of £1,628,055. Interest is payable quarterly at the London Interbank Offered Rate (“LIBOR”) plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full in January 2007. In December 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of £1,628,000 (U.S. $2,881,820) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000. TM Film Distribution, Inc. recognized a foreign currency exchange gain (loss), associated with the outstanding line of credit, of ($160,201) and $249,418 for the nine months ended July 31, 2006 and 2005.

In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditions and the third-party’s approval which amount is offset as a loan to the third party.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

In December 2005, the Company issued 1,500,000 shares of its common stock in exchange for a one year consulting agreement valued at $120,000, which was fair value.

In June 2006, the Company issued stock purchase warrants to purchase 100,000 shares of its common stock at an exercise price of $0.50 per share pursuant to Section 4(2) of the Securities Act in exchange for accounting services. The warrants are exercisable until June 2011. In accordance with the fair value method as described in accounting requirements of SFAS 123, the Company recognized expense of $1,000.

In June 2006, the Company issued 500,000 shares of its common stock in exchange for a financing fee associated with extending the maturity date of a term loan, valued at $20,000, which was fair value.

In July 2006, the Company issued 150,000 shares of its common stock in exchange for a licensing fee valued at $9,000, which was fair value.

The Company applies ABP Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost is recognized for stock options issued during the nine months ended July 31, 2006 and 2005. There were no stock options granted during the nine months ended July 31, 2006 and 2005.

A summary of options and warrants are as follows:

	Shares Outstanding	Option Price Per Share Range	Shares Exercisable	Weighted Average Exercise Price

Options outstanding, October 31, 2005	8,036,707	$0.13 TO $1.50	5,730,750	$0.85
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Options outstanding, July 31, 2006	8,036,707	$0.13 TO $1.50	5,730,750	$0.85

Options outstanding, October 31, 2005	6,481,709	$0.45 TO $1.50	6,481,709	$0.69
Granted	100,000	0.50	100,000	0.01
Expired	—	—	—	—
Exercised	—	—	—	—

Options outstanding, July 31, 2006	6,581,709	$0.45 TO $1.50	6,581,709	$0.69

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended July 31, 2006 and 2005 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 10 – BUSINESS SEGMENTS

The Company follows SFAS No. 131, “Disclosures About Segments of and Enterprise and Related Information” which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

Three Months Ended July 31, 2006	Recording Studio	Film Production	Segment Total	Corporate	Consolidated Total

Net sales	$—	$—	$—	$—	$—
Loss from operations	274,428	96,497	370,925	478,885	849,810
Total assets	150,451	285,582	436,033	100,429	536,462
Depreciation and amortization	43,206	1,219	44,425	—	44,425
Capital expenditures	—	—	—	—	—

Three Months Ended July 31, 2005

Net sales	$25,000	$2,693	$27,693	$—	$27,693
Loss from operations	47,872	76,091	123,963	670,585	794,548
Total assets	1,030,359	290,979	1,321,338	1,651,814	2,973,152
Depreciation and amortization	51,625	1,623	53,248	—	53,248
Capital expenditures	—	22,288	22,288	—	22,288

Nine Months Ended July 31, 2006	Recording Studio	Film Production	Segment Total	Corporate	Consolidated Total

Net sales	$—	$41,338	$41,338	$—	$41,338
Loss from operations	662,376	214,464	876,840	1,483,858	2,360,698
Total assets	150,451	285,582	436,033	100,429	536,462
Depreciation and amortization	129,617	3,658	133,275	—	133,275
Capital expenditures	—	—	—	—	—

Nine Months Ended July 31, 2005

Net sales	$26,095	$27,773	$53,868	$—	$53,868
Loss from operations	161,211	1,715,438	1,876,649	2,576,121	4,452,770
Total assets	1,030,359	290,979	1,321,338	1,651,814	2,973,152
Depreciation and amortization	154,875	4,869	159,744	—	159,744
Capital expenditures	—	22,288	22,288	—	22,288

Back to Index

TRIMEDIA ENTERTAINMENT GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

NOTE 10 – BUSINESS SEGMENTS (Continued)

	Three Months Ended July 31,		Nine Months Ended July 31,

Reconciliations	2006	2005	2006	2005

Total segment operating loss	$370,925	$123,963	$876,840	$1,876,649
Corporate overhead expenses	478,885	670,585	1,483,858	2,576,121
Other (income) expense	75,570	(246,846)	159,813	(256,964)

Total consolidated net loss	$925,380	$547,702	$2,520,511	$4,195,806

Back to Index

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

Overview

We are a multimedia entertainment company that has film and music operations. We completed production of Snipes in Fiscal 2002 and released it in Fiscal 2003 through Charles Street, our co-venture with Sony BMG. Snipes had a limited theatrical release followed by release of the DVD/VHS of the film. In addition, through a distribution agreement with New Line Television, Inc., Snipes was aired on VH-1, the music television channel. While we continued to recognize revenues from Snipes in Fiscal 2004, we did not recognize the same level of revenues that we recognized in Fiscal 2003. In Fiscal 2005, we re-released Snipes as a combination DVD/CD package through Charles Street and we distributed Train Ride, a film produced by a third party and released a CD by our recording artists, the Spin Doctors. In March 2006, we released a CD by our music artist Kulcha Don through our distribution agreement with Fontana Distribution LLC, a division of Universal Music Group. In June 2006, we released a new movie, Money, Power, Respect, under our distribution deal with Vivendi Visual Entertainment, a division of Universal Music Group Distribution. In Fiscal 2006, we anticipate assisting Gerry Anderson Productions PLC in the multimedia exploitation of the New Captain Scarlet series, commencing production of our new movie Four Point Play and releasing a CD by our music artist Kristy Frank through our distribution agreement with Fontana Distribution LLC. We also plan to market and distribute third party film and music productions.

We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, Fiscal 2005 and the first nine months of Fiscal 2006, causing us to be unable to produce any additional feature films. We believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues during the remainder of Fiscal 2006 and in Fiscal 2007, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2006 and Fiscal 2007 or continue to implement our business plan.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in this Form 10-QSB.

Back to Index

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

Revenue Recognition

We recognize revenue from the sale or licensing of films and nonrefundable minimum guarantees from customers upon meeting all recognition requirements of Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”. According to SOP 00-2, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

•	persuasive evidence of a sale or licensing arrangement with a customer exists;
•	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;
•	the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale;
•	the arrangement fee is fixed or determinable; and
•	collection of the arrangement fee is reasonably assured.

If we do not meet any one of the preceding conditions, then we will defer recognizing revenue until all of the conditions are met.

Capitalized Film Costs

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. As of July 31, 2006, the film costs of $197,955 which we have recorded on our balance sheet were incurred in connection with the production of seven films that are in development and pre-production. We will commence the amortization of these capitalized film costs upon the distribution of their respective DVDs. Once revenues from a film commence, the decision as to what portion of the costs to amortize in a given period is dependent on the estimate of total gross revenues from that film. A lower estimate will result in faster amortization, while a higher estimate may result in a disproportionate amortization in later periods if actual revenues are lower than initial estimates.

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

Back to Index

Results of Operations

Three Months Ended July 31, 2006 (Fiscal 2006-Third Quarter) vs. Three Months Ended July 31, 2005 (Fiscal 2005-Third Quarter)

	Fiscal 2006 – Third Quarter ($)	Fiscal 2005 – Third Quarter ($)	$ Change

Net Loss	925,380	547,702	377,678
Net Loss from Operations	849,810	794,548	55,262
Net Revenue	0	27,693	(27,693)
Direct Costs	233,396	4,316	229,080
Operating Expenses	616,414	817,925	(201,511)
Other Income (Expense)	(75,570)	246,846	(322,416)

The $55,262 increase in Net Loss From Operations was primarily due to a decrease in Net Revenue and an increase in Direct Costs offset by a decrease in Operating Expenses.

The $27,693 decrease in Net Revenues was due to the fact that we did not generate any Net Revenue from the distribution of the Snipes DVD and the Train Ride DVD in the current period.

The $229,080 increase in Direct Costs was a result of costs incurred in connection with the development of new artists. During Fiscal 2006 – Third Quarter, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2005 – Third Quarter. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

The $201,511 decrease in Operating Expenses was primarily due to a $223,252 decrease in professional fees, a $55,695 decrease in consulting fees, a $19,416 decrease in miscellaneous and other expenses, and a $47,577 decrease in travel expenses, offset by a $26,641 increase in salary and related costs, an increase of $70,615 in interest expense and a $13,292 increase in office and insurance expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

The $322,416 increase in Other Expense was primarily due to a decrease in the foreign currency exchange rate related to a line of credit facility.

Back to Index

Nine Months Ended July 31, 2006 vs. Nine Months Ended July 31, 2005

	Fiscal 2006 – Nine Months ($)	Fiscal 2005 – Nine Months ($)	$ Change

Net Loss	2,520,511	4,195,806	(1,675,295)
Net Loss from Operations	2,360,698	4,452,770	(2,092,072)
Net Revenue	41,338	53,868	(12,530)
Direct Costs	522,445	148,038	374,407
Operating Expenses	1,879,591	4,358,600	(2,479,009)
Other Income (Expense)	(159,813)	256,964	(416,777)

The $2,092,072 decrease in Net Loss From Operations was primarily due to a large decrease in Operating Expenses offset by an increase in Direct Costs.

The $12,530 decrease in Net Revenue primarily resulted from the fact that less Net Revenue was realized from the distribution of the Snipes DVD and the Train Ride DVD during Fiscal 2006 – Nine Months as compared to Fiscal 2005 – Nine Months.

The $374,407 increase in Direct Costs was a result of the costs incurred related to the development of new artists. During Fiscal 2006 – Nine Months, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2005 – Nine Months. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

The $2,479,009 decrease in Operating Expenses was primarily due to a decrease of $1,513,670 in fees related to financing activities, a decrease of $110,000 in overhead related to the European office and operations, a $447,126 decrease in salaries and related costs due to a reduction in costs related to European office and other payroll related expenses, a decrease of $344,637 in professional fees due to reduction in European related professional services, a $165,492 decrease in consulting fees, a $55,846 decrease in office and miscellaneous expenses and a $114,172 decrease in travel expenses offset by a $276,728 increase in interest expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

The $416,777 decrease in Other Income was primarily due to a decrease in the foreign exchange rate related to a line of credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended July 31, 2006 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Back to Index

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2006 – Nine Months ($)	Fiscal 2005 – Nine Months ($)	$ Change

Cash Flow from Operating Activities	(1,819,437)	(4,457,789)	2,638,352
Cash Flow from Investing Activities	52,300	(275,042)	327,342
Cash Flow from Financing Activities	1,787,685	4,619,657	(2,831,972)

Net cash used in operating activities in Fiscal 2006 – First Nine Months was due primarily to our Net Loss and an increase in capitalized film costs of $64,045, principally offset by non-cash charges for depreciation and amortization of $133,275, a foreign currency exchange loss of $160,201, a decrease in prepaid expenses of $286,906, an increase in accounts payable and accrued expenses of $39,285 and an increase in advances from distributors of $60,420.

Net cash provided by investing activities in Fiscal 2006-First Nine Months represented advances of $52,300 to us by our principal stockholder.

Net cash provided by financing activities in Fiscal 2006-First Nine Months was due to $1,787,685 advanced to us through term loans. This amount is significantly less than Fiscal 2005-First Six Months as we did not have any borrowings on long term debt or proceeds from the sale of common stock in Fiscal 2006-First Six Months.

At July 31, 2006, we had approximately $55,252 in cash. At September 8, 2006, we had approximately $78,177 in cash. We do not believe that the amount of cash that we had on hand at September 8, 2006 is sufficient to fund our operations through September 30, 2007. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2006, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through September 30, 2007. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

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

Back to Index

Through June 30, 2006, the last quarter for which a report has been received, Sony BMG has reported gross billings for Charles Street related to the release of the Snipes DVD/Home Video of $2,300,843 and net profits of $1,047,034, of which our portion is $861,376. We did not receive any payments from Sony BMG related to Snipes in Fiscal 2005 or during Fiscal 2006-Nine Months. In November 2004, Snipes was re-released as a combination DVD-CD package in the US, UK and various European territories. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of Snipes, there can be no assurance of the amount or timing of such payments. Additionally, through June 30, 2006, the last quarter for which a report has been received, Sony BMG has reported gross billings for Charles Street related to the release of the TrainRide DVD/Home Video of $199,694 and net profits of $81,615 of which our portion is $75,611. In Fiscal 2006, we have received aggregate payments of $28,870 from Charles Street related to sales of TrainRide. Although we may receive additional payments from Charles Street in Fiscal 2006 related to sales of TrainRide, there can be no assurance of the amount or timing of such payments. As of the date of this report, we have not received additional financial information from Sony BMG relating to amounts due to Charles Street for Snipes or TrainRide.

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

On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the “Loan Agreement”). The Loan Agreement established a loan facility in the maximum aggregate principal amount of 1,628,055 pounds sterling (the “Facility”) that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down 1,625,000 pounds sterling of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or (ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution’s obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by KMM on behalf of TM Film Distribution, as more fully described in Business of the Company – Film Division - Keydata Media & Marketing 1 LLP Distribution Arrangement in our Annual Report on Form 10-KSB filed on March 1, 2006. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP.

Back to Index

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

On May 5, 2005, we entered into a Securities Purchase Agreement with IL Resources, LLC (“IL Resources”) pursuant to which we issued to IL Resources a Secured Convertible Note in the aggregate principal amount of $1,590,000 and a warrant to purchase 2,000,000 shares of our common stock. During Fiscal 2006-First Quarter, this Note was amended to provide for additional advances. During Fiscal 2006-Six Months we received an additional $855,750 loan on the same terms and conditions from this lender. This Note accrues interest at the rate of 12 percent per annum and had a maturity date of May 30, 2006. We were unable to make the principal payment or the payment of accrued interest due on this date. On June 13, 2006, the promissory note was amended and restated to increase the principal amount to $2,924,688, reflecting all advances that we received from IL Resources and all accrued interest thereon through that date, and to extend the maturity date to October 31, 2006. In exchange for the extension of the maturity date and the waiver of any default under the original promissory note, we issued 500,000 shares of our common stock to the lender.

On September 13, 2006, we issued a Second Amended and Restated Convertible Term Note to IL Resources in exchange for cancellation of the Amended and Restated Convertible Term Note, which was amended and restated to increase the principal amount to $3,285,118, reflecting all advances that we received from IL Resources and all accrued interest thereon through September 1, 2006. No other terms and conditions of the Amended and Restated Convertible Term Note were amended. A copy of the Second Amended and Restated Convertible Term Note is attached as Exhibit 10.43 to this report. Accordingly, the principal balance of this amended and restated promissory note is now convertible into a total of 6,570,236 shares of our common stock at a conversion price of $0.50, subject to certain adjustments.

On or about May 6, 2005, eight of our creditors agreed to exchange an aggregate of $3,268,162 in indebtedness owed to them for shares of our common stock at a price of $1.00 per share, for a total of 3,268,162 shares.

Back to Index

In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at September 8, 2006 was approximately $126,708 and accrued interest was approximately $20,000. The original maturity date of the loan was August 21, 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. The original maturity date of the loan has now passed. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank’s election to charge default interest at a rate of 12% per annum, charge collection costs and/or sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our July 31, 2006 Consolidated Balance Sheet.

In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,262,382 that are presently past due.

We also have other obligations that mature or may mature in the next twelve months.

On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until July 31, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from July 31, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and accrued on the balance of $654,906. In June 2004, we received short-term loans in the aggregate amount of $90,000 from a third party lender. These obligations were documented by promissory notes that accrued interest at the rate of 10% per annum. These promissory notes were scheduled to mature on July 1, 2005. On May 1, 2005, an outstanding balance of $1,041,524 related to these and other third party loans was repaid by the issuance of a promissory note in the amount of $510,000 and conversion of the remaining $531,524 into shares of our common stock at a conversion price of $1.00 per share. This promissory note accrues interest at the rate of 20 percent per annum. The original maturity date of this promissory note was May 9, 2006. We were not able to make the principal payment or payment of accrued interest due on this date. On June 13, 2006, the lenders agreed to extend the maturity date of this promissory note to October 31, 2006, at which time all principal and accrued interest shall be due, and to waive the application of the default interest rate with respect to this loan.

As described above, repayment of the loan in the principal amount of $3,285,118 from IL Resources is due on October 31, 2006. In addition, TM Film Distribution, Inc.’s loan facility from Fairbairn Private Bank matures in January 2007.

We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, Mr. Schwartz, has extended short-term loans to to us and our operating subsidiaries for working capital purposes, of which $76,382 remained oustanding as of July 31, 2006.

Accordingly, approximately $8,000,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.

Back to Index

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities and Use of Proceeds

On June 1, 2006, we issued a warrant to purchase 100,000 shares at an exercise price of $0.50 per share to Larry Feinstein as payment of consulting services. We issued this warrant pursuant to Section 4(2) of the Securities Act.

Back to Index

On June 13, 2006, we issued an Amended and Restated Convertible Term Note and 500,000 shares of our common stock to IL Resources, LLC pursuant to Section 4(2) of the Securities Act.

On June 19, 2006, we issued 150,000 shares of our common stock to Turntable, LLC in payment of a $9,000 advance for film licensing expenses. We issued these shares of common stock pursuant to Section 4(2) of the Securities Act.

On September 13, 2006, pursuant to Section 4(2) of the Securities Act, we issued a Second Amended and Restated Convertible Term Note to IL Resources, LLC in exchange for the cancellation of the Amended and Restated Convertible Term Note dated June 13, 2006.

Item 3. Defaults Upon Senior Securities

We are presently in default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan had a maturity date of August 21, 2006. The loan was payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan was in technical default of this loan agreement since that date. When Metropolitan failed to make the payment due on the maturity date, this loan experienced an event of default. Upon default, the bank, at its option, may increase the interest rate four basis points to 12% per annum, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. Although the bank has not notified us that it intends to exercise any of these options, there is no assurance that it will not elect to do so at any point in the future. As of September 8, 2006, the total outstanding balance of this loan, including accrued interest, was approximately $149,745. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank’s election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability on our July 31, 2006 Consolidated Balance Sheet.

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

Back to Index

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

10.8

8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.9

Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.10

Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

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

Back to Index

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

Back to Index

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

10.42	Amended and Restated Convertible Term Note dated as of June 13, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2006).

10.43	Second Amended and Restated Convertible Term Note dated as of September 13, 2006.

31.1

Certification dated September 14, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated September 14, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

(b)       During the fiscal quarter ended July 31, 2006, we filed the following Current Reports on Form 8-K:

On June 16, 2006 we filed a Current Report on Form 8-K reporting the issuance of an Amended and Restated Convertible Term Note to IL Resources, LLC.

On July 13, 2006, we filed a Current Report on Form 8-K reporting the issuance of a Joint Press Release of Vivendi Visual Entertainment and Ruffnation Films Releasing, our wholly-owned subsidiary announcing that the parties had entered into a distribution agreement.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMEDIA ENTERTAINMENT GROUP, INC.
Date: September 14, 2006	/s/ Christopher Schwartz

Christopher Schwartz Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)