Form 10KSB
period 2006-10-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2007-02-13
CIK 1163680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended October 31, 2006	Commission File No. 000-49865
TriMedia Entertainment Group, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	14-1854107

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
333 E. Lancaster Avenue, Suite 411
Wynnewood, Pennsylvania 19096
(Address of principal executive offices, Zip Code)
(215) 426-5536
(Issuer’s Telephone Number, including Area Code)
Section registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act:	Name of Each Exchange on Which Registered:

Common Stock, par value $.0001 per share	None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The registrant’s revenues for the most recent fiscal year were $74,438.
     The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of February 9, 2007 was approximately $491,200 (based on the average closing bid and asked prices of the registrant’s common stock in the over-the-counter market).
     As of February 6, 2007, 47,710,012 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.
     Documents Incorporated by Reference: None.

 (i)

FORWARD LOOKING STATEMENTS
     Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Description of Business” and “Management’s Discussion and Analysis”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-KSB or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-KSB.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
BUSINESS OF THE COMPANY
General
     We are a multimedia entertainment company with a focus on developing entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content through our following operating subsidiaries:
•	Ruffnation Music, Inc. (“Ruffnation Music”);

•	Metropolitan Recording Inc. (“Metropolitan”);

•	Ruffnation Films LLC (“Ruffnation Films”);

•	Snipes Production, LLC (“Snipes”);

•	TM Film Distribution, Inc. (“TMF”);

•	TriMedia Film Group, Inc (“TFG”); and

•	Ruffnation Films Releasing, LLC (“RFR”).
From time to time, we also establish subsidiaries in which we complete specific film productions or other projects.
     We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world’s fastest growing consumer entertainment product, the digital video disc (“DVD”). The percentage of DVD unit sales has increased in market share for entertainment content delivery to consumers faster than any format in entertainment history. The DVD has received overwhelming market acceptance and response. The music industry has used the DVD to enhance the sale of its products. Many music fans have responded favorably to concert DVD’s and music video DVD’s of their favorite artists. It is the vision of Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder, and a pioneer of the Hip-Hop music industry, to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission is to become an independent multimedia entertainment company combining state-of-the-art technologies with creative product that meets the growing demand of today’s market.
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

     Our principal mailing address is 333 E. Lancaster Avenue, Suite 411, Wynnewood, Pennsylvania, 19096. Our music studio operations are located at 101 Charles Drive, Bryn Mawr Pennsylvania, and our film production offices are located at 3901 A, Suite 201, Main Street, Philadelphia, PA 19127.
Films
     Ruffnation Films operates our film division. Ruffnation Films produces, distributes and markets feature-length DVD films and movies, taking projects from initial creative development through principal photography, post-production, distribution and ancillary sales. We believe that fans of Pop, Hip-Hop and Urban Music are active consumers throughout the world, purchasing CDs, DVDs, records, clothes and concert tickets. In addition, members of the Pop and Hip-Hop audience are a highly coveted demographic group targeted by advertising retailers due to their age and spending habits. We believe that outside of traditional Hollywood productions, there is a shortage of “Lifestyle Specific” DVD products for the Pop and Hip-Hop audience.
     Ruffnation Films will produce low budget films with plots and marquee name music artists that are relevant to the mainstream youth culture, particularly the Pop, Hip-Hop and Urban Music audience. Ruffnation Films will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers. Select projects approved by Universal Music Group Distribution Corp. (“UMGD”) will be produced or acquired and distributed through UMGD. We will also distribute films through all applicable venues such as television and digitally over the internet.
     Pursuant to our international business development strategy, we plan to form joint ventures for co-production of entertainment projects on a territory-by-territory basis.
     Universal Music Group Distribution, Corp./Vivendi Visual Entertainment Manufacturing and Distribution Agreement
     In June 2006, RFR entered into a Videogram Manufacturing and Distribution Agreement with UMGD pursuant to which Vivendi Visual Entertainment, a division of UMGD, will distribute films which we acquire or produce in the DVD/Home Video format to retailers and consumers located in the United States. UMGD has the exclusive right to distribute films owned or controlled by Christopher Schwartz, Richard Murray or us. The term of the agreement is for three years and UMGD has two separate one year options to extend the term of this agreement for one additional year. Vivendi will have a minimum of five years to exploit each film that RFR delivers to it under the terms of this agreement. For marketing purposes, some film projects may be released theatrically on a limited basis in select markets or at film festivals. UMGD has the right to decline to distribute or to discontinue the distribution of any films which it determines are not commercially satisfactory or the distribution of which might violate a statute or regulation or the rights of any other person, contractual or otherwise. UMGD will perform all manufacturing, warehousing, order fulfillment, invoicing, credit and collection functions and marketing with respect to each film that we deliver to them.
     UMGD will be entitled to receive a distribution fee equal to 19% of gross billings provided that, after the first year of the contract term, the distribution fee will be reduced to 18.5% in any year if gross billings on all films under the agreement exceed $1,500,000 in the preceding year. All credits for actual returns, a reserve for anticipated returns, all taxes, all costs incurred by UMGD, a marketing service charge equal to 3% of gross billings and all unrecouped advances are then reimbursed. RFR is entitled to receive any remaining proceeds from the sale of the films. During the term of this agreement, RFR is obligated to deliver at least five films to UMGD for distribution in each year. If RFR does not deliver this minimum number of films in any year, then UMGD may terminate the agreement or suspend the agreement until this requirement is satisfied. At the end of each year, UMGD has the right to terminate the agreement if it has not achieved gross sales of at least $750,000 in any year in which RFR has delivered six or fewer films or at least $1,000,000 in any year in which RFR has delivered seven or more films.
     This agreement will allow us to be one of only a small group of independent entertainment companies in the United States to have distribution with one of the five largest international entertainment companies in the world market.

     In July, 2006, RFR delivered the first film to UMGD under this agreement, Money, Power, Respect and in November 2006, RFR delivered Death Before Dishonor to UMGD under this agreement.
     Film Production
     Our goal is to produce quality films in the low budget range with total costs of $50,000 to $3,000,000 per film. Our current strategic plan calls for the acquisition, production or co-production of six to ten films annually. Our ability to execute this plan is dependent upon our ability to raise additional financing necessary to fund such productions. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films.
Music
     Ruffnation Music operates our music division. We believe that the next five years will offer important opportunities for the organization and growth of viable, newly created record companies. We believe that such companies will be more competitive because they have the ability to be flexible, responsive and are not constrained by the typical large company bureaucracy.
     A popular music record company depends on its ability to sign and retain artists who will appeal to popular taste over a period of time. We will employ a popular music artist and repertoire (“A&R”) staff whose task will be to identify both new artists with potential appeal and established artists who will complement our planned artist roster or whose potential we believe has not been fully exploited. The A&R staff, which is headed by Christopher Schwartz, will include a group of producers/songwriters and will meet on a regular basis to discuss tapes of artists who have been previously screened by staff members. If a consensus is reached to attempt to sign an artist, a strategy will be developed for a contract proposal. Currently, we are evaluating several artists with whom we would consider entering contracts. However, such considerations are contingent upon our ability to obtain a sufficient amount of additional financing. There can be no assurance that we will be able to attract and sign artists or that such artists will be successful.

     Fontana Distribution Agreement
     On June 8, 2005, RuffNation Music, Inc. entered into a record distribution agreement for our independent music productions with Fontana Distribution LLC, a division of Universal Music Group. The first commercial album release was the Spin Doctors album entitled Nice Talking to Me in 2005. In October 2005, we released a CD by our music artist Kulcha Don entitled It’s All About You, and in July 2006, we released a CD by our music artist Kristy Frank entitled Kristy Frank. The CDs were distributed by Fontana.
     The distribution Agreement with Fontana provides that Fontana will have the exclusive right to manufacture and distribute certain records owned or controlled by Christopher Schwartz or us. Fontana also has the exclusive right to sell and distribute our U.S. released records in any and all media. Notwithstanding the foregoing, we can distribute the records directly to consumers through our website or by our exclusive recording artists through their web sites, as physical goods and/or by means of electronic transmissions. Once a record is ready for release by us, Fontana will include the appropriate pricing information and a description of the song in its monthly products release book. Sales representatives from Fontana’s sales branches throughout the country and affiliates of Fontana solicit orders on our behalf. We maintain control over the promotion and marketing of our recordings. However, at our request, Fontana may assist us, at our expense, in coordinating various types of marketing, promotion and placement of advertising directed toward its retail and wholesale accounts. Generally, we are required to pay the manufacturing and distribution costs associated with CDs prior to their manufacture by Fontana. We will generally be permitted to pay these expenses out of the sales proceeds generated by these CDs. However, in order to secure our obligation to pay these expenses, we entered into a security agreement with Fontana on June 8, 2005 pursuant to which Fontana has a security interest in and to Masters, Artwork and Materials as defined therein. The distribution agreement with Fontana will expire on June 8, 2007, unless terminated earlier pursuant to the terms therein. Fontana has two separate options to extend the term of the agreement for one additional year each option period.
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
     The Rock and Pop music genres will enable us to compete in a market segment comprising 39.6% of gross business in the United States record industry. Likewise, activity in the Rap/Hip-Hop, R&B/Urban segment of the market will put us into an additional 23.5% of gross business in the United States record industry. We may seek to develop operations that will address the remaining segments of the market, which includes jazz, Latin and other musical styles.
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
     Certain production and acquisition costs, such as artists’ and producers’ royalties, are contingent upon subsequent sales while other costs, such as salaries, overhead, manufacturing, studio time and other expenses, are payable regardless of sales. Although the appeal of a particular artist may be transitory, we believe that increasing the size and diversity of our planned artist roster gives us a measure of protection against sudden shifts in taste. Further, we believe that acquisition of interests in recorded music composition catalogues will provide an important and relatively stable source of future sales in addition to revenue generated from new releases.
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
     The music video and DVD market has grown significantly over the past few years and we believe that the music video and DVD business is a natural extension of our other planned activities in the music business. Our music video department will concentrate primarily upon promotional activities for our artists to produce videos of single songs for promotional purposes. Generally, income from music videos is derived from television broadcasts and from the sale of videocassettes, CDs and DVDs. We may make electronic press kits (“EPKs”), long-form videos and enhanced videos or CD-ROMS playable on computer. We also may combine artist videos and EPKs for release on DVD, providing a whole new format for viewing which was previously limited to television broadcasts. Our music and videos may also be included in real player packages. We anticipate experiencing increased activity as we enter into contracts with additional artists. In such event, longer music programs, such as DVDs or concert programs, are contemplated.
     The marketing methods which we plan to use are customary in the music industry. These methods will include:
•	radio;

•	television;

•	artist/websites;

•	newspaper and magazine advertising;

•	distribution of posters featuring our artists and records;

•	street teams;

•	wrapped vans and trucks;

•	bus backs, bus stops and benches;

•	billboards;

•	marquee style movie lights at label sponsored events and artists shows; and

•	coordinated promotions with retail stores such as in-store displays and appearances by performers.
Initially, our principal efforts will be focused on radio promotion through radio play of artist’s singles to develop consumer recognition and product demand. We plan future advertising in national music consumer publications and industry trade publications as artists achieve increasing consumer recognition, provided such additional advertising, in management’s opinion, would enhance sales.
     Licensing of Recordings
     We also intend to license rights in certain of our recordings to other major record labels for manufacture and distribution in foreign markets. These labels normally pay all distribution and marketing costs and, in addition, pay us an advance plus a royalty based on sales, which is payable after recovery of the advance. A portion of any royalties received by us from sales will be used to pay artists’ and producers’ royalties or the owner of a master recording, as the case may be.
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
Studio Operations
     Metropolitan operates our studio operations, which provides support for the in-house recording of our artists. Metropolitan has access to an audio recording facility that provides us with “start to finish” music recording services.
     Metropolitan has access to a studio and is capable of tracking to tape or digitally. The studio features custom acoustical design treatments, which provide a critically accurate listening environment. The studio’s equipment includes:
•	a 72-input SSL Series 9000;

•	a top-of-the-line recording/mixing console;

•	two Studer A-827 2-inch tape machines;

•	two ProTools 5.1 Mix Plus Cubes; and

•	Quested Q212s monitors.

     Metropolitan also includes fully equipped digital film and editing facilities for film, video and television productions. We view the studio operations principally as a catalyst to attract artists and to record their products in-house.
INDUSTRY BACKGROUND
The Recorded Music Industry
     The recorded music industry is dominated by four major international entertainment companies, which accounted for approximately 72% of worldwide recorded music sales in 2006:
•	Universal Music Group;

•	Warner Music Group;

•	Sony BMG Corp.; and

•	EMI Group
There are many mid-sized and smaller companies in the music industry that accounted for the remaining 28%, including independent music companies. Although industry wide sales have declined for CDs to 705 million units for 2006 from 767 million units for 2005, digital internet music sales have increased from 366 million downloads in 2005 to 381 million downloads in 2006. Due to the proliferation of available music content via the home computer, consumers are making more music purchasing decisions than ever.
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
     Foreign record sales account for over one-half of worldwide record sales. English versions of popular hits have achieved acceptance and success throughout the globe. Examples are the foreign chart successes of such artists as Usher, Norah Jones, Eminem, U2, Avril Lavigne, Robbie Williams, Shania Twain, Destiny’s Child and many others. Generally, the U.S. record industry is expanding its international liaisons through worldwide licenses.
     Music publishing rights serve as an additional and significant source of earnings for record companies. Publishing and sub-publishing revenues are generated for each song contained in an album, cassette or CD.
The Feature Film Industry
     General
     The feature film industry encompasses the development, production and distribution of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as “independent” distributors of motion pictures, including:
•	Universal Pictures, Warner Bros. (including New Line Cinema and Castle Rock Entertainment);

•	Twentieth Century Fox, Sony BMG Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group);

•	Paramount Pictures;

•	The Walt Disney Company (including Buena Vista Pictures, Touchstone Pictures and Miramax Film Corp.); and

•	Metro-Goldwyn-Mayer Inc. (including MGM Pictures, United Artists Pictures Inc., Orion Pictures Corporation and Goldwyn Entertainment Company).

     In recent years, however, true “independent” motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.
     Independent Feature Film Production and Financing
     Generally, independent production companies do not have access to the extensive capital required to make feature-length motion pictures, such as the “blockbuster” films produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of operations of major studios. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than $20 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize the risk of loss.
     Independent Feature Film Distribution
     Film distribution encompasses the exploitation of motion pictures in theatres and in markets, such as home DVD and video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities. Instead, these producers rely on advances from domestic and international distributors who approve their projects before production commences, as well as profit sharing or equity arrangements for individual projects. Generally, the local distributor in any country or region will acquire distribution rights for a motion picture from an independent producer using one or more of these methods. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of gross receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor’s payment to the distributor of a percentage of the box-office receipts for the exhibition period, generally 40% to 50%, depending upon the success of the motion picture.
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
     The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner, Sony BMG, EMI, Disney, Viacom and numerous independent companies. Some of our competitors in the music business will include Motown, Warner Music Group, Universal Music Group, Interscope, Sony BMG and EMI. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD’s, television and cable programming.

EMPLOYEES
     As of October 31, 2006, we had two full-time employees in our operations. We use and plan to continue using independent consultants, producers, professionals and contractors on an as needed basis. Upon obtaining additional financing, we will hire additional employees in connection with the production of our recorded music and film productions. We believe that our employee and labor relations are good. Our full-time employees are not members of any union. On film projects, we may employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees, the Screen Actors Guild and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay in our release of new films and thereby could adversely affect our cash flow and revenues.
RISK FACTORS
     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.
     We need to obtain financing in order to continue our operations.
     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2008 if we do not raise at least $10,000,000 from the sale of our securities or other financing means. While we are in discussions and have entered agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.
     As of October 31, 2006, we had approximately $8,298,376 in indebtedness and approximately $1,471,073 in accounts payable and accrued expenses; if we are unable to satisfy these obligations, then our business will be adversely effected.
     As of October 31, 2006 we had indebtedness in the aggregate principal amount of approximately $8,298,376 and accounts payable and accrued expenses of approximately $1,471,073. Approximately $10,000,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations which have matured or will mature in the next twelve months and a portion of the net proceeds of any additional financing will be used to pay down accounts payable and accrued expenses. Approximately, $1,100,000 of this indebtedness consists of amounts owed to our Chief Executive Officer pursuant to demand promissory notes. Approximately $2,881,820 of this indebtedness consists of amounts owed to a third party lender pursuant to promissory notes that matured in December 2006 and were satisfied at maturity. Approximately $3,106,980 of this indebtedness consists of amounts owed to third party lenders pursuant to promissory notes that mature in Fiscal 2008. In addition, we are presently in technical default on a $162,000 loan which we received from a bank. As of January 31, 2007, the outstanding balance of this loan was $126,708. Although we have made all required payments under this loan and the bank has not taken any action with respect to this technical default, if the bank elected to exercise its rights under its security agreement, it could foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely effect our operations. In addition, due to our present lack of liquidity, we have not had the ability to pay approximately $1,471,073 of accounts payable and accrued expenses.

     We are dependent on our relationships with Universal Music Group Distribution and Fontana Distribution, LLC for a substantial portion of our revenues.
     We intend to distribute DVD films that we acquire from third parties or produce ourselves through RFR’s agreement with UMGD. Pursuant to the terms of our manufacturing and distribution agreement with UMGD, the final decision regarding whether or not a particular film project is distributed is in the discretion of UMGD. If UMGD determines that it does not want to distribute our projects, then we will be forced to distribute these projects independently and they will not obtain the benefits of the marketing and distribution support of UMGD. It will be significantly more difficult for us to produce and distribute such projects and it is highly likely that these projects will not generate nearly as much revenue that they may generate if they are distributed by UMGD.
     In addition, we intend to distribute our independent music productions through Ruffnation Music’s distribution agreement with Fontana. This agreement is scheduled to expire on June 8, 2007. While we have received no indication that Fontana does not plan to renew the term of this agreement, there can be no assurance that they will elect to do so. In the event that Fontana does not renew this agreement, it will be significantly more difficult for us to distribute such projects and it is highly likely that these projects will not generate nearly as much revenue that they may generate if they are distributed by UMGD.
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
     Our net loss for the fiscal year ended October 31, 2006 totaled $3,586,013 compared to a net loss of $7,090,305 for the fiscal year ended October 31, 2005 and a net loss of $4,777,612 for the fiscal year ended October 31, 2004. In addition, we had negative working capital of $9,130,079 as of October 31, 2006 and experienced negative cash flow from operations of $1,981,277 during the fiscal year ended October 31, 2006. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2007. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.
     Independent distributors will be a significant element of our growth strategy.
     We will rely on independent distributors to distribute a significant portion of our entertainment products and services when developed. A significant element of our growth strategy will be to increase the sale and distribution of our products and services by expanding our presence in local markets and by extending this network into new markets either by internal growth, joint ventures, licensing, acquisition or other means. We may not be able to develop, recruit, maintain, motivate, retain or control a network of independent distributors. In addition, we have little control over the resources that independent distributors will devote to marketing our products and the amount of our competitors’ products that our independent distributors choose to market. Any decision by a distributor to not distribute or promote our products or services or to promote our competitors’ products and services could have a material adverse effect on our business, results of operations or financial condition.

     Shares of our common stock lack a significant trading market.
     Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.
     Our success will depend on external factors in the music and film industries.
     Operating in the music and film industries involves a substantial degree of risk. Each planned music project or film production is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a music project or a film production also depends upon:
•	the quality and acceptance of other competing records or films released into the marketplace at or near the same time;

•	critical reviews;

•	the availability of alternative forms of entertainment and leisure activities;

•	general economic conditions; and

•	other tangible and intangible factors.
     Each of these factors is subject to change and cannot be predicted with certainty. There can be no assurance that our planned music projects and film productions will obtain favorable ratings or reviews or that consumers will purchase our entertainment products and services.
     Our success will be largely dependent upon our key executive officers and other key personnel.
     Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of Christopher Schwartz. The loss of Mr. Schwartz’s services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them. Although Mr. Schwartz has entered into an employment agreement with us, and owns approximately 43% of our issued and outstanding common stock on an as-converted basis, there is no assurance that Mr. Schwartz will continue his employment with us. Although we believe that we would be able to locate a suitable replacement for Mr. Schwartz if his services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.
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
•	enforce intellectual property rights;

•	to protect our trade secrets;

•	to determine the validity and scope of the rights of others; or

•	to defend against claims of infringement or invalidity.
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
     Advances in technology may affect the manner in which entertainment content is distributed to consumers. These changes, which might affect the entertainment industry as a whole, include the proliferation of digital music players, services that allow individuals to download and store single songs and pay-per-view movie services. These technological advances have created new outlets for consumers to purchase entertainment content. These new outlets may affect the quantity of entertainment products that consumers purchase and may reduce the amount that consumers are willing to pay for particular products. As a result, this could have a negative impact on our ability to sell DVD’s, CD’s and soundtracks. Any failure to adapt our business model to these changes could have a material adverse effect on our revenues.
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
     The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner Inc., Sony BMG, EMI, Disney and Viacom. Some of our competitors in the music business will include Motown, Warner Music, Universal Music Group, Interscope, Sony BMG, EMI and numerous smaller independent companies. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD’s, television and cable programming. Many of our competitors have:
•	greater financial, technical, personnel, promotional and marketing resources;

•	longer operating histories;

•	greater name recognition; and

•	larger consumer bases than us.

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
     We intend to enter international markets, licensing arrangements and to form joint ventures internationally to expand sales of our planned entertainment products and to market our entertainment products and services. International operations are subject to inherent risks, including:
•	potentially weaker intellectual property rights;

•	changes in laws and policies affecting trade;

•	difficulties in obtaining foreign licenses;

•	changes in regulatory requirements;

•	instability of foreign economies and governments;

•	instances of war or terrorists activities;

•	unexpected changes in regulations and tariffs;

•	fluctuations in the value of foreign currencies;

•	intricate investment and tax laws, including laws and policies relating to the repatriation of funds and to withholding taxes; and

•	uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.
Due to these risks, operating in international markets could have a material adverse effect on our future business, results of operations or financial condition.
     Our shares of common stock are subject to penny stock regulation.
     Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:
•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:
•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.
     In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.
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

     Our operating results may fluctuate significantly.
     We expect that our future operating results may fluctuate significantly as a result of the following:
•	the timing of domestic and international releases of future music projects, or films we produce;

•	the success of our future music projects or films;

•	the timing of the release of related products into their respective markets;

•	the costs to distribute and promote the future music projects and films;

•	the success of our distributors in marketing our future music projects and films;

•	the timing of receipt of proceeds generated by the music projects, and films from distributors;

•	the introduction of new music projects, and films by our future competitors;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the level of unreimbursed production costs in excess of budgeted maximum amounts;

•	the timing of the recognition of advertising costs for accounting purposes under generally accepted accounting principles; and

•	general economic conditions, including continued slowdown in advertiser spending.
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
     The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2005, according to IFPI. IFPI estimates that 1.2 billion pirated units were manufactured in 2005. According to IFPI estimates, approximately 37% of all music CDs sold worldwide in 2005 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.
Legitimate channels for digital distribution of our creative content are a recent development, and their impact on our business is unclear and may be adverse.
     Legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital versus physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. While recent studies have indicated that consumers spend more on music in general when they begin to purchase music in digital form than previously, it remains unclear how consumer behavior will change when faced with the prospect of purchasing only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed.
ITEM 2. DESCRIPTION OF PROPERTY
     Our present mailing address is 333 E. Lancaster Avenue, Suite 411, Wynnewood, Pennsylvania, 19096. We are obligated under a lease agreement covering our former corporate headquarters located at 1080 N. Delaware Avenue, Philadelphia, Pennsylvania 19125. We originally occupied approximately 10,500 square feet of space under a three-year lease agreement that expires on December 31, 2008. We were obligated to pay rent of $9,625 per month during the first two years of the term of this lease agreement and $10,500 per month during the last year of the term of this lease agreement. In August 2006, we entered into a letter agreement whereby the amount of space subject to the lease was reduced to 3,500 square feet at a new rent of $4,000 per month, effective September 1, 2006.

We have failed to make these rental payments and vacated the premises in December 2006. We remain obligated to pay the new monthly rent for the remainder of the term of the lease.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
     Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “TMEG.OB”.
Market Information
     The following table presents the high and low bid prices per share of our common stock as quoted for the years ended October 31, 2006 and October 31, 2005 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 14-for-1 forward stock split that occurred on October 7, 2002.
Fiscal Year ended October 31, 2006

	High Bid	Low Bid
Quarter ended:
January 31, 2006	.085	.07
April 30, 2006	.078	.06
July 31, 2006	.062	.041
October 31, 2006	.042	.03

Fiscal Year ended October 31, 2005

	High Bid	Low Bid
Quarter ended:
January 31, 2005	.50	.33
April 30, 2005	.30	.19
July 31, 2005	.195	.15
October 31, 2005	.13	.07
The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On February 9, 2007, the closing bid price for our common stock was $0.015 per share.
Holders
     As of February 6, 2007, we had 77 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Stocktrans, Inc.
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
     On March 17, 2005, we and International Equities Group, Inc. (“IEG”) entered into the Operating Agreement of Battle Rap, LLC. We hold a 10% interest in Battle Rap, for which we contributed 2,000,000 shares of our common stock to Battle Rap, which distributed them to IEG. We also issued to IEG a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $.45 per share. These transactions were completed pursuant to Section 4(2) of the Securities Act.
     On April 29, 2005, we issued 10,000,000 shares of our common stock to Christopher Schwartz upon his election to convert 1,000,000 shares of our Series A Convertible Preferred Stock, stated value $10,00 per share into shares of our common stock at the conversion price of $1.00 per share pursuant to Section 4(2) of the Securities Act.
     On May 5, 2005, we entered into a Securities Purchase Agreement with IL Resources, LLC (“IL Resources”) pursuant to which we issued to IL Resources a Secured Convertible Term Note in the aggregate principal amount of $1,590,000 and a warrant to purchase 2,000,000 shares of our common stock pursuant to Section 4(2) of the Securities Act. The note is convertible into our common stock at a conversion price of $.50, subject to certain adjustments.
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
     On September 12, 2006, pursuant to Section 4(2) of the Securities Act, we issued a Second Amended and Restated Convertible Term Note to IL Resources, LLC in exchange for the cancellation of the Amended and Restated Convertible Term Note dated June 13, 2006.
     On February 12, 2007, pursuant to Section 4(2) of the Securities Act, we issued a Third Amended and Restated Convertible Term Note to IL Resources, LLC in exchange for the cancellation of the Second Amended and Restated Convertible Term Note dated September 12, 2006.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Overview
     We are a multimedia entertainment company that has film and music operations. In Fiscal 2006, as our distribution agreements with Sony BMG wound down, we began to distribute our films and CDs through agreements with our new distribution partners. In Fiscal 2006, we released a CD by our music artist Kulcha Don through our distribution agreement with Fontana Distribution, LLC, a division of Universal Music Group, released a new movie, Money, Power, Respect, under our distribution deal with Vivendi Visual Entertainment, a division of Universal Music Group Distribution, and released a CD by our music artist, Kristy Frank, through our distribution agreement with Fontana Distribution LLC.
     In Fiscal 2007, we have released Death Before Dishonor and intend to release Turntable and several additional firms under our distribution deal with Vivendi Visual Entertainment. We also hope to release several of these films internationally and to distribute them through cable television.
     We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, Fiscal 2005 and Fiscal 2006, causing us to be unable to produce any additional feature films. In Fiscal 2006, we substantially reduced our operating expenses in an attempt to conserve our financial resources. We reduced our number of employees from eight to two. While these measures have substantially reduced our losses, we believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues in Fiscal 2007, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2007 or continue to implement our business plan.
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
     Capitalized Film Costs
     Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management’s knowledge and experience. Due to the uncertainty of future estimated revenues from films in production, we wrote off previously capitalized film costs of $197,955 during the year ended October 31, 2006. The capitalized film costs associated with the film Train Ride in the amount of $41,035 were fully amortized during the year ended October 31, 2005. If we had not determined to write these amounts off in those years, then our net losses for those years would have been lower by these amounts.
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

Results of Operations
Year Ended October 31, 2006 (Fiscal 2006) vs. Year Ended October 31, 2005 (Fiscal 2005)

	Fiscal 2006	Fiscal 2005	$Change	% Change
Net Loss	(3,586,013)	(7,090,305)	3,504,292	49.4
Net Loss From Operations	(3,361,603)	(7,336,391)	3,974,788	54.2
Net Revenues	74,438	6,034	68,404	1113.6
Direct Costs	866,117	990,482	(124,365)	<12.6>
Operating Expenses	2,569,924	6,351,943	(3,782,019)	<59.5>
Other Income	(224,410)	246,086	(470,496)	<191.2>
     The decrease in Net Loss From Operations in Fiscal 2006 was primarily due to a decrease in direct costs and operating expenses in Fiscal 2006.
     The increase in Net Revenues in Fiscal 2006 was due to the fact that we released Money, Power, Respect in July 2006 and experienced increased revenues from Train Ride.
     The decrease in Direct Costs for Fiscal 2006 was mainly the result of a reduction in the amortization of capitalized artist and production costs for music and film projects and a decrease in disbursements related thereto. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, amortization expense, studio supplies and support services.
     The decrease in Operating Expenses in Fiscal 2006 was primarily due to a decrease of $1,495,762 in fees and expenses incurred in connection with financings, a decrease of $1,199,845 in impairment losses, a decrease in salary expenses of $558,240, a decrease in consulting expenses of $273,120, a decrease in our European office expenses of $105,000, a decrease in travel and entertainment expenses of $128,760, a reduction in organization expenses of $296,873 and a decrease in office and related expenses of $56,146, all due to our efforts to reduce our expense to conserve our financial resources. This decrease was offset by an increase of $320,753 in interest expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities and travel.
Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2006		Fiscal 2005		$Change		% Change
Cash Flows From Operating Activities	$	<1,981,277>	$	<5,050,282>		$3,069,005	60.8
Cash Flows From Investing Activities		$29,641	$	<22,121>		$51,762	234.0
Cash Flows From Financing Activities		$1,947,189		$4,922,010	$	<2,974,821>	<60.4>
     The use of cash from operations in Fiscal 2006 was due primarily to our Net Loss, principally offset by non-cash charges for depreciation and amortization of $177,699, loss on impairment of $105,155, a decrease in foreign currency exchange of $225,160, advances from distributors of $243,978, a decrease in prepaid expenses of $377,004 and an increase in accounts payable and accrued expenses of $247,976.
     In Fiscal 2006, cash provided by investing activities represented monies advanced to us by our principal stockholder of $29,641.
     In Fiscal 2006, financing activities provided $1,947,189 from term loans.
     At October 31, 2006, we had approximately $30,256 in cash. At February 9, 2007, we had approximately $13,700 in cash. We do not believe that the amount of cash that we had on hand at February 9, 2007 is sufficient to fund our operations through January 31, 2008. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, and third party lenders to fund our operations. During Fiscal 2007, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through October 31, 2007. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.
     We derived a significant portion of our net revenues in Fiscal 2003, Fiscal 2004 and Fiscal 2005 from our Charles Street joint venture with Sony BMG. In Fiscal 2007, we anticipate generating a significant portion of our revenues from our distribution agreements with Vivendi Visual Entertainment and Fontana Distribution, LLC.
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
     On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the “Loan Agreement”). The Loan Agreement established a loan facility in the maximum aggregate principal amount of 1,628,055 pounds sterling (the “Facility”) that TM Film Distribution may draw down from time to time. To date, TM Film Distribution has drawn down 1,625,000 pounds sterling of this Facility. Interest accrues for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determines LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or (ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility are due for repayment on that date which is 24 months after the date on which the final draw down of the Facility is made. Interest is payable quarterly during the term that each advance is outstanding. TM Film Distribution’s obligation to repay all loan amounts under the Facility is secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds are part of the Printing and Advertising fund established by KMM on behalf of TM Film Distribution, as more fully described in Business of the Company – Film Division — Keydata Media & Marketing 1 LLP Distribution Arrangement. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP. In December 2006, this loan matured and the funds held on deposit by TM Film Distribution with the lender were used to repay this loan.

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
     On September 13, 2006, we issued a Second Amended and Restated Convertible Term Note to IL Resources in exchange for cancellation of the Amended and Restated Convertible Term Note, which was amended and restated to increase the principal amount to $3,285,188, reflecting all advances that we received from IL Resources and all accrued interest thereon through September 1, 2006. The maturity date was extended to October 31, 2006. No other terms and conditions of the Amended and Restated Convertible Term Note were amended.
     On February 12, 2007, we issued a Third Amended and Restated Convertible Term Note to IL Resources in exchange for cancellation of the Second Amended and Restated Convertible Term Note, which was amended and restated to increase the principal amount to $3,367,338, reflecting all advances that we received from IL Resources and all accrued interest thereon through February 1, 2007. The maturity date was extended to February 1, 2008. No other terms and conditions of the Second Amended and Restated Convertible Term Note were amended. A copy of the Third Amended and Restated Convertible Term Note is attached as Exhibit 10.45 to this report. Accordingly, the principal balance of this amended and restated promissory note is now convertible into a total of 6,734,676 shares of our common stock at a conversion price of $0.50, subject to certain adjustments.
     On or about May 6, 2005, eight of our creditors agreed to exchange an aggregate of $3,268,162 in indebtedness owed to them for shares of our common stock at a price of $1.00 per share, for a total of 3,268,162 shares.
     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at February 9, 2007 was approximately $126,708 and accrued interest was approximately $20,000. The original maturity date of the loan was August 21, 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. The original maturity date of the loan has now passed. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank’s election to charge default interest at a rate of 12% per annum, charge collection costs and/or sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our October 31, 2006 Consolidated Balance Sheet. We are presently in discussions with the bank regarding an extended payment plan.
     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,471,073 that are presently past due.

     We also have other obligations that mature or may mature in the next twelve months.
     On April 11, 2003, Snipes cancelled a $400,000 promissory note, a $25,000 promissory note and $10,000 promissory note and issued an amended promissory note in the principal amount of $435,000 to third party lenders. The amended promissory note accrued interest at the rate of 35% per annum and was due to mature on October 31, 2003. However, on October 30, 2003 the promissory note was amended to extend the maturity date from October 31, 2003 until July 31, 2004. On June 2, 2004, the promissory note was further amended to extend the maturity date from July 31, 2004 until September 30, 2004. As of June 2, 2004, the outstanding principal and accrued interest on the promissory note was $654,906. For the period from June 2, 2004 until September 30, 2004, the interest rate on the promissory note was reduced from 35% to 20% and accrued on the balance of $654,906. In June 2004, we received short-term loans in the aggregate amount of $90,000 from a third party lender. These obligations were documented by promissory notes that accrued interest at the rate of 10% per annum. These promissory notes were scheduled to mature on July 1, 2005. On May 1, 2005, an outstanding balance of $1,041,524 related to these and other third party loans was repaid by the issuance of a promissory note in the amount of $510,000 and conversion of the remaining $531,524 into shares of our common stock at a conversion price of $1.00 per share. This promissory note accrues interest at the rate of 20 percent per annum. The original maturity date of this promissory note was May 9, 2006. We were not able to make the principal payment or payment of accrued interest due on this date. On June 13, 2006, the lenders agreed to extend the maturity date of this promissory note to October 31, 2006, at which time all principal and accrued interest shall be due, and to waive the application of the default interest rate with respect to this loan. On February 12, 2007, the lenders agreed to extend the maturity date of this promissory note to February 1, 2008, at which time all principal and accrued interest shall be due and to waive the application of the default interest rate with respect to this loan.
     As described above, repayment of the loan in the principal amount of $3,367,338 from IL Resources is due on February 1, 2008.
     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, Mr. Schwartz, has extended short-term loans to us and our operating subsidiaries for working capital purposes, of which $113,289 remained outstanding as of January 31, 2007.
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
     Off-Balance Sheet Arrangements
     There were no off-balance sheet arrangements during the three months ended October 31, 2006 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
ITEM 7. FINANCIAL STATEMENTS
     Our consolidated financial statements for Fiscal Years 2006 and 2005 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-20.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of October 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended October 31, 2006.
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
     None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT
     The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of February 6, 2007.

Name	Age	Current Position(s) with Company
Christopher Schwartz	46	Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Richard Murray	48	President of Ruffnation Films LLC
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
     A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:
     Christopher Schwartz, Chairman of the Board of Directors and CEO – Mr. Schwartz was elected as a member of our Board of Directors and was appointed as our Chief Executive Officer in October 2002. Mr. Schwartz began in the music field as a performer and started his experience in the record industry as a promoter of musical talent for clients such as Priority and Island Records. He is credited as one of the first record industry executives to ‘crossover’ hip-hop to mainstream pop with the artist Schooly D. In 1989, he and his partners formed Ruffhouse Records with a production and distribution deal with Columbia Records, a division of Sony. As CEO of Ruffhouse, he achieved international fame, with multimillion unit album sales, Billboard charting topping acts and success of groups such as Cyprus Hill, Kriss Kross and The Fugees. The Fugees are credited by the Recording Industry Association of America with the biggest selling hip-hop album of all time by a group. He is also credited with discovering and producing the multi-Grammy award winning artist Lauryn Hill. In 1999, Ruffhouse was sold to Sony and Mr. Schwartz formed Ruffworld Entertainment Group. As Founder and CEO of Ruffworld Entertainment, Mr. Schwartz’ vision of a multimedia entertainment company developing music and film with musical content was born. Through its recording division, Ruffworld Entertainment established a joint venture record label with Warner Brothers. Its film division recently completed the DVD film, Snipes, starring Nelly, a Grammy award winning hip-hop artist with over 17 million album sales. Mr. Schwartz has developed, produced or discovered artists that have achieved over 100 million unit sales and approximately $1 billion in sales over his career to date. As a leader in the music industry, he has been recognized by Forbes, The Wall Street Journal, The New York Times, CNN, CNBC and industry publications such as Billboard, Vibe, Hits, Rolling Stone, The Hollywood Reporter and The Source.
     Richard Murray, President of Ruffnation Film LLC – Mr. Murray is responsible for overseeing our film operations. Recently Mr. Murray wrote, produced and directed his first feature film, Snipes, which has been released through Ruffnation Films co-venture with Sony. He has over 15 years experience as a director, writer and producer of film related products and services. He has directed and produced over 100 music videos for such star artists as Kriss Kross, Spin Doctors, The Fugees, Arrested Development, Monica, and Jeff Healy. With such a diverse list of credits, he is perhaps the only director who has had a #1 video in four different genres of popular music. During his 15-year career as a music video director, he has earned a reputation for his ability to define the essence of whatever type of music and artist he has worked with. After graduating from Temple University with a B.A. in Communications in 1984, Mr. Murray began his professional career by directing some of the earliest rap videos for hip-hop legends Schooly D and Roxanne Shante.
     There are no family relationships among any of our directors or executive officers.
     Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.
     Based on our reviews of Forms 3 and 4 filed with the Securities and Exchange Commission, we do not believe that any of the Reporting Persons had delinquent filings pursuant to Section 16(a) of the Securities Exchange Act.

     Audit Committee
     As there is only one member of our board of directors, we have not designated an audit committee of the board of directors and we do not have an audit committee financial expert.
     Code of Ethics
     We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. As Christopher Schwartz is our largest stockholder, and is the sole member of our Board of Directors, President, Chief Executive Officer and Chief Financial Officer, we did not believe that a formal written Code of Ethics was necessary to regulate his conduct.
ITEM 10. EXECUTIVE COMPENSATION
     The following table sets forth compensation paid or accrued during the fiscal year ended October 31, 2006 (“Fiscal 2006”), the fiscal year ended October 31, 2005 (“Fiscal 2005”) and the fiscal year ended October 31, 2004 (“Fiscal 2004”) to the our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal years (collectively, the “Named Executives”).
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation Awards
		Annual Compensation		Number of
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Options
Christopher Schwartz (1)	October 31, 2006	$130,000	$0	0
Chief Executive Officer, President, Treasurer	October 31, 2005	$176,899	$0	0
	October 31, 2004	$332,750	$0	0

Richard Murray (2)	October 31, 2006	$123,500	$0	0
President of Ruffnation Films LLC	October 31, 2005	$163,913	$0	0
	October 31, 2004	$221,834	$0	0

(1)	Mr. Schwartz was paid $121,000 of his Fiscal 2006 salary and the remaining salary for Fiscal 2006 is represented in accrued expenses. In Fiscal 2005, Mr. Schwartz agreed to convert prior accrued salary and expenses for common stock at a conversion price of $1.00 per share. In Fiscal 2005, Mr. Schwartz agreed to reduce his annual salary from the amount permitted per his employment agreement. As of the date of this report, his annual salary is $130,000.

(2)	Mr. Murray was paid $102,000 of his Fiscal 2006 salary and the remaining salary for Fiscal 2006 is represented in accrued expenses. In Fiscal 2005, Mr. Murray agreed to convert prior accrued salary and expenses for common stock at a conversion price of $1.00 per share. In Fiscal 2006, Mr. Murray agreed to reduce his annual salary from the prior agreed amount. As of the date of this report, his annual salary is $102,000.
     Option Grants For the Fiscal Year Ended October 31, 2006
     We did not grant any stock options during Fiscal 2006. No options were exercised by any of our executive officers in Fiscal 2006.
     The following table sets forth information concerning year-end option values for Fiscal 2006 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock of $0.03 on October 31, 2006, the last trading day in Fiscal 2006.

Fiscal Year End Option Values

Value of Unexercised
Number of Unexercised Options				In-the-Money Options
at Fiscal Year End				at Fiscal Year End
Name	Exercisable		Unexercisable	Exercisable	Unexercisable
Christopher Schwartz	4,578,825	(1)	1,207,882	$0	$0

(1)	Consists of options to purchase 750,000 shares of our common stock at an exercise price of $1.50 per share, options to purchase 825,000 shares of common stock at an exercise price of $1.09 per share, options to purchase 907,500 shares of common stock at an exercise price of $0.75 per share, options to purchase 998,250 shares of common stock at an exercise price of $0.13 per share and options to purchase 1,098,075 shares of common stock at an exercise price of $0.03 per share.
     Long Term Incentive Plans
     We currently do not have any long-term incentive plans.
     Compensation of Directors
     Our directors are not compensated for any services provided as a director.
     Employment Agreements
     On October 9, 2002, we entered into a five-year Employment Agreement with Christopher Schwartz. Pursuant to the terms of the Employment Agreement, Christopher Schwartz is our Chief Executive Officer and shall be a member of our Board of Directors. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive an initial annual base salary of $300,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. Mr. Schwartz has agreed to reduce his annual salary to $130,000 per year. Pursuant to the Employment Agreement, Mr. Schwartz is entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Schwartz also received options to purchase 5,786,707 shares of our common stock. If we terminate the employment of Mr. Schwartz without cause, due to a long-term disability, or as a result of his death or if Mr. Schwartz terminates his employment for good reason, as such terms are defined in the employment agreement, then his right to exercise his stock options shall be accelerated and all unvested options shall immediately vest. In addition, if we experience a merger, acquisition, sale of our assets or similar transaction in which we are not the surviving corporation, then all unvested options will immediately vest unless such options are assumed by the surviving corporation.
     Repricing of Options
     We have not adjusted or amended the exercise price of any stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Owners of our Common Stock
     The following table sets forth, as of February 6, 2007, certain information with respect to beneficial ownership of our common stock as of February 6, 2007 by:
•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our executive officers and directors as a group.
Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of February 6, 2007, 47,710,012 shares of our common stock were issued and outstanding.

	Amount and Nature of
Name and Address	Beneficial Ownership(1)	Percent of Class
Christopher Schwartz (2) 1080 N. Delaware Avenue, 8th Floor Philadelphia, PA 19125	22,292,001	42.63

Richard Murray (3) 1080 N. Delaware Avenue, 8th Floor Philadelphia, PA 19125	227,101	0.48

All directors and executive officers as a group (2) people)	22,519,102	43.07

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)	Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Includes 2,635,000 shares of common stock held in escrow for Christopher Schwartz by Erskine, Wolfson & Gibbon. 4,578,825 shares of common stock are issuable upon exercise of vested stock options held by Mr. Schwartz.

(3)	President of Ruffnation Films LLC.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     We have received loans in the aggregate principal amount of $1,199,040 from Christopher Schwartz, our Chief Executive Officer, sole director and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In Fiscal 2005, $99,040 of these loans was converted into shares of our common stock at a conversion price of $1.00 per share. During Fiscal 2005, Mr. Schwartz extended short-term loans in an aggregate principal amount of $171,682 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $253,837 of the principal amount of these loans. In Fiscal 2006, Mr. Schwartz extended short-term loans in an aggregate principal amount of $72,691 to us and our operating subsidiaries. These obligations have not been documented and are due on demand. We have repaid $43,050 of the principal amount of these loans.
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) The following Exhibits are filed as part of this report.

Exhibit
Number	Description
2.1	Share Exchange Agreement and Plan of Reorganization dated as of October 2, 2002 by and among US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed on October 18, 2002).

2.2	Agreement and Plan of Merger between US Patriot, Inc. and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.4 of Current Report on Form 8-K filed on December 2, 2002).

2.3	Articles of Merger as filed in the State of South Carolina (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on December 2, 2002).

2.4	Certificate of Merger as filed in the State of Delaware (incorporated by reference to Exhibit 3.5 of Current Report on Form 8-K filed on December 2, 2002).

3.1	Certificate of Incorporation of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on December 2, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on December 2, 2002).

3.3	By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed on December 2, 2002).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

4.2	Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

4.3	Common Stock Purchase Warrant dated May 5, 2005 issued to IL Resources, LLC (incorporated by reference to Exhibit 4.1 to the 8K filed on June 8, 2005).

10.1	Employment Agreement dated as of October 9, 2002 by and between US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.2	Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of September 20, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.3	Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November 14, 2002 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.4	Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November 14, 2002 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.5	Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

Exhibit
Number	Description
10.6	7% Demand Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.7	Security Agreement issued by Ruffnation Films LLC, Snipes Productions LLC and Metropolitan Recording Inc. to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.8	8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.9	Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.10	Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.11	Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated March 27, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 18, 2003).

10.12	Warrants to purchase 100,000 shares of common stock issued to Trident Growth Fund, L.P. dated June 13, 2003 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.13	12% Demand Promissory Note in the principal amount of $67,102 issued to 1025 Investments, Inc. dated June 19, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.14	Warrants to purchase 50,000 shares of common stock issued to Aaron Lehmann dated June 20, 2003 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.15	Warrants to purchase 100,000 shares of common stock issued to Founders Equity Securities, Inc. dated June 20, 2003 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.16	Warrants to purchase 25,000 shares of common stock issued to Daryl Strickling dated July 2, 2003 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.17	12% Demand Promissory Note in the principal amount of $17,000 issued to 1025 Investments, Inc. dated July 25, 2003 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.18	Distribution Agreement between New Line Television, Inc. and Ruffnation Films LLC dated November 26, 2002 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.19	Amendment to Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of October 2, 2003 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

10.20	35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003 and October 30, 2003 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

Exhibit
Number	Description
10.21	Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated September 11, 2003 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

10.22	Stock Purchase Warrant to purchase 2,500 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

10.23	Stock Purchase Warrant to purchase 121,875 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

10.24	Agreement dated as of August 12, 2004 by and between Gerry Anderson Productions PLC and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 10, 2004).

10.25	Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Larry Feinstein dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.26	10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.27	10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc. dated June 14, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.28	Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.29	10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.30	Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.31	10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.32	Loan Agreement Between Fairbairn Private Bank Limited and TM Film Distribution, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on January 5, 2005).

10.33	Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.36 of the Quarterly Report on From 10-QSB filed on January 31, 2005).

10.34	Sale and Purchase Agreement between TriMedia Film Group, Inc. and Keydata Media and Marketing I, LLP. (incorporated by reference to Exhibit 10.37 of the Quarterly Report on From 10-QSB filed on January 31, 2005).

10.35	Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004. (incorporated by reference to Exhibit 10.38 of the Quarterly Report on From 10-QSB filed on January 31, 2005).

10.36	Secured Convertible Term Note dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the K filed on June 8, 2005).

10.37	Securities Purchase Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, IL (incorporated by reference to Exhibit 10.1 to the 8K filed on June 8, 2005).

Exhibit
Number	Description
10.38	Securities Pledge Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.3 to the 8K filed on June 8, 2005).

10.39	Security Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.5 to the 8K filed on June 8, 2005).

10.40	Subsidiary Guaranty dated May 5, 2005 (incorporated by reference to Exhibit 10.4 to the 8K filed on June 8, 2005).

10.41	Consulting Agreement dated December 20, 2005 by and between TriMedia Entertainment Group, Inc. and Walt Beach.

10.42	Amended and Restated Convertible Term Note dated as of June 13, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2006).

10.43	Second Amended and Restated Convertible Term Note dated as of September 13, 2006 (incorporated by reference to Exhibit 10.43 to the Quarterly Report on Form 10-Q filed on September 14, 2006).

10.44	Letter Agreement dated August 15, 2006 by and between TriMedia Entertainment Group, Inc. and Philip F. and Sandra Bogatin Charitable Remainder Unitrust.

10.45	Third Amended and Restated Convertible Term Note dated as of February 12, 2007.

10.46	Letter Agreement by and among TriMedia Entertainment Group, Inc., Snipes Productions, LLC, Capital Growth Investment Trust, SPH Investments, Inc., HMA Investments, Inc. Profit Sharing Plan, 1025 Investments, Inc. and CSOR Preferred Liquidation, LLC dated February 12, 2007.

21	Subsidiaries of TriMedia Entertainment Group, Inc.

31.1	Certification dated February 13, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

32.1	Certification dated February 13, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.
     (b) On September 19, 2006, we filed a current Report on Form 8-K reporting that Ernest Cimadamare resigned as Secretary and as President of Ruffnation Music, Inc. and that Richard Murray was appointed as a Secretary and Christopher Schwartz was appointed as President of Ruffnation Music, Inc.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following information represents services provided by Morison Cogen, LLP, our present principal accountants during Fiscal 2005 and Fiscal 2006.
     Audit Fees
     During Fiscal 2006, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $44,700. During Fiscal 2005, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $46,300.
     Audit-Related Fees
     During Fiscal 2006 and Fiscal 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

     Tax Fees
     During Fiscal 2006 and Fiscal 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.
     All Other Fees
     During Fiscal 2005 and Fiscal 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
     Audit Committee Approval
     We do not presently have an audit committee. All of the services listed above were approved by Christopher Schwartz, our Chief Executive Officer and sole director during Fiscal 2005 and Fiscal 2006.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors
Trimedia Entertainment Group, Inc.
   and Subsidiaries
Wynnewood, Pennsylvania
We have audited the consolidated balance sheets of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2006 and 2005, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $9,130,079 at October 31, 2006 and experienced negative cash flow from operations of $1,981,277 and $5,050,282 for the years ended October 31, 2006 and 2005, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ MORISON COGEN LLP
Bala Cynwyd, Pennsylvania
January 19, 2007

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash	$30,256	$34,703
Miscellaneous receivables	—	16,547
Prepaid expenses	18,070	275,075

	48,326	326,325

PROPERTY AND EQUIPMENT — Net	15,883	298,737

CAPITALIZED FILM COSTS	—	133,910

OTHER ASSETS	—	27,695

TOTAL ASSETS	$64,209	$786,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Convertible term loans	$4,091,396	$2,144,208
Line of credit	3,106,980	—
Accounts payable and accrued expenses	1,471,073	1,223,097
Taxes payable	17,501	17,501
Advances from distributors	424,932	180,954
Due to stockholder	53,723	24,082
Deferred revenue	12,800	3,185

	9,178,405	3,593,027

LONG-TERM DEBT	—	2,881,820

LOANS PAYABLE — STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	10,278,405	7,574,847

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,710,011 and 45,560,011 shares issued and outstanding in 2006 and 2005	4,769	4,557
Additional paid-in capital	13,276,312	13,116,527
Accumulated deficit	(23,495,277)	(19,909,264)

TOTAL STOCKHOLDERS’ DEFICIT	(10,214,196)	(6,788,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,209	$786,667

The accompanying notes are an integral part of these consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
NET REVENUE	$74,438	$6,034

DIRECT COSTS	866,117	990,482

GROSS PROFIT (LOSS)	(791,679)	(984,448)

LOSS ON IMPAIRMENT	105,155	1,305,000

OPERATING EXPENSES	2,464,769	5,046,943

LOSS FROM OPERATIONS	(3,361,603)	(7,336,391)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(225,160)	230,116
Miscellaneous income	750	15,970

	(224,410)	246,086

NET LOSS	$(3,586,013)	$(7,090,305)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES	47,457,511	38,447,349

The accompanying notes are an integral part of these consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED OCTOBER 31, 2006 AND 2005

			Additional
	Preferred	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total
BALANCE AT OCTOBER 31, 2004	$100	$2,950	$7,949,420	$(12,818,959)	$(4,866,489)
Conversion of debt and accrued expenses	—	317	3,163,378	—	3,163,695
Conversion of preferred stock	(100)	1,000	(900)	—	—
Issuance of common stock	—	88	427,891	—	427,979
Issuance of common stock for services	—	2	13,938	—	13,940
Issuance of common stock for investment	—	200	779,800	—	780,000
Issuance of warrants for investment	—	—	250,000	—	250,000
Issuance of warrants for consulting services	—	—	338,000	—	338,000
Issuance of warrants for financing fees	—	—	195,000	—	195,000
Net loss for the year ended October 31, 2005	—	—	—	(7,090,305)	(7,090,305)

BALANCE AT OCTOBER 31, 2005	—	4,557	13,116,527	(19,909,264)	(6,788,180)
Issuance of warrants for services	—	—	1,000	—	1,000
Issuance of common stock for services and expenses	—	212	158,785	—	158,997
Net loss for the year ended October 31, 2006	—	—	—	(3,586,013)	(3,586,013)

BALANCE AT OCTOBER 31, 2006	$—	$4,769	$13,276,312	$(23,495,277)	$(10,214,196)

The accompanying notes are an integral part of these consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,586,013)	$(7,090,305)
Adjustment to reconcile net loss to net cash used in operating activities
Foreign currency exchange gain (loss)	225,160	(230,116)
Write-off of capitalized film costs	197,955	(2,724)
Loss on impairment	105,155	1,055,000
Common stock issued for services and expenses	38,997	13,940
Warrants issued for expenses	1,000	—
Amortization of film costs	—	41,035
Depreciation and amortization	177,699	179,485
(Increase) decrease in assets
Miscellaneous receivable	16,547	(16,547)
Film costs	(64,045)	(91,805)
Prepaid expenses	377,004	287,191
Other assets	27,695	(18,070)
Increase in liabilities
Accounts payable and accrued expenses	247,976	652,750
Advances from distributors	243,978	167,866
Deferred revenue	9,615	2,018

Net cash used in operating activities	(1,981,277)	(5,050,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to stockholder	29,641	22,242
Purchase of investment in affiliated company	—	(25,000)
Proceeds from sale of equipment	—	2,925
Purchse of equipment	—	(22,288)

Net cash provided by (used in) investing activities	29,641	(22,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on long-term debt	—	3,111,936
Net borrowings on demand notes	—	19,500
Net borrowings on convertible term loans	1,947,189	1,362,595
Net proceeds from sale of stock	—	427,979

Net cash provided by financing activities	1,947,189	4,922,010

NET DECREASE IN CASH	(4,447)	(150,393)

CASH — BEGINNING OF YEAR	34,703	185,096

CASH — END OF YEAR	$30,256	$34,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$76,191	$81,088

The accompanying notes are an integral part of these consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Warrants issued for prepaid consulting services	$120,000	$338,000

Warrants issued for deferred financing fee	$—	$195,000

Conversion of liabilities to common stock:
Accounts payable and accrued expenses	$—	$2,855,252
Due to stockholder	—	5,301
Loan payable — stockholder	—	99,040
Demand note payable	—	204,102

	$—	$3,163,695

Warrants issued for investment in affiliated company	$—	$250,000
Common stock issued for investment in affiliated company	—	780,000

Investment in affiliated company	$—	$1,030,000

Conversion of preferred stock to common stock:
Preferred stock	$—	$(100)
Additional paid-in capital	—	(900)

Common stock	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of the Business
Trimedia Entertainment Group, Inc. (“Trimedia”) and its wholly-owned subsidiaries, Metropolitan Recording Inc. (“Metropolitan”); Ruffnation Films, LLC; Snipes Productions, LLC; Ruffnation Music, Inc. (“Ruffnation Music”); Four Point Play Productions, LLC (“Four Point Play”); TM Film Distribution, Inc.; Ruffnation Films Releasing, LLC; Trimedia Film Group, Inc. and TME Entertainment Film- und Musik- Producktions and -Verwertungs- Gesellschaft m.b.H. (“TME”) (collectively, the “Company”) operate a state of the art recording studio for film, video, audio and television productions and operate independent film production companies.
Basis of Presentation
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.
Revenue Recognition and Accounting for Exploitation Costs
The Company’s policy for revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs is in accordance with the AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”).
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
Royalty Advances
The Company commits to and pays advance royalties to its artists and songwriters in respect of future sales. The Company accounts for these advance royalty payments under the related guidance in Statement of Financial Accounting Standard (“SFAS”) No. 50, Finance Reporting in the Record and Music Industry (“SFAS 50”). Under SFAS 50, the Company capitalizes as assets certain advance royalty payments that management believes are recoverable from future royalties to be earned by the artist or songwriter.
Management’s decision to capitalize an advance to an artist or songwriter as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon management’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, management evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, management expenses the portion of such advances that it believes is not recoverable. In many cases, royalty advance payments to artists or publishers without history of successful commercial acceptability of the product and evidence of current or past popularity will be expensed immediately. All advances are assessed for recoverability continuously and at minimum on a quarterly basis.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income
The Company follows the SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued expenses. The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.
The carrying value of the convertible term loans, line of credit and loan payable-stockholder approximates fair value since the interest rate associated with the debt approximates the current market interest rate.
Concentration of Credit Risk Involving Cash
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At October 31, 2006 there were no balances in excess of insurable amounts.
Film Costs
Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management’s knowledge and experience; therefore, actual results could differ from this estimate. The capitalized film costs of $-0- and $133,910 as of October 31, 2006 and 2005 are costs associated with films that are in development. Due to the uncertainty of future estimated revenues, the Company wrote-off previously capitalized film costs of $197,955 during the year ended October 31, 2006. The capitalized film costs associated with the film Train Ride in the amount of $41,035 were fully amortized during the year ended October 31, 2005.
Cost Method Investments
For non-publicly traded investments, management’s assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.
In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management’s assessments as to the nature of a decline in fair value are based on the valuation methodologies discussed above and its ability and intent to hold the investment. If the fair value of any of the Company’s equity method or cost method investments is less than the carrying value and the decline in value is considered to be other than temporary, an impairment charge is recorded to write down the carrying value of the investment to its fair value. Management’s assessments of fair value in accordance with these valuation methodologies represent its best estimates as of the time of the impairment review and are consistent with its internal planning. If different fair values were estimated, this could have a material impact on the financial statements.
Depreciation
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
The Company follows SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
Loss Per Share
The Company follows SFAS 128, Earnings Per Share resulting in the presentation of basic and diluted earnings (loss) per share. Because the Company reported a net loss for the years ended October 31, 2006 and 2005, common stock equivalents consisting of stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management’s knowledge and experience. Accordingly, actual results could differ from those estimates.
Recoverability of Long Lived Assets
The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company recorded a loss on impairment of $105,155 and $1,055,000 during the years ended October 31, 2006 and 2005.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning in the first quarter of its fiscal 2007. The Company’s assessment of the estimated stock-based compensation expense is affected by the Company’s stock price, volatility, employee stock option exercise behaviors and the related tax impacts. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method as permitted by SFAS No. 123(R). Although the adoption of SFAS No. 123(R) is expected to have a material effect on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the ultimate impact of SFAS No. 123(R) on the Company’s results of operations.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
NOTE 2 – MANAGEMENT PLANS
Since its inception, the Company has incurred significant losses and, as of October 31, 2006, had accumulated losses of $23,495,277. For the years ended October 31, 2006 and 2005 the Company’s net losses were $3,586,013 and $7,090,305. In addition, the Company had negative working capital of $9,130,079 at October 31, 2006 and experienced negative cash flow from operations of $1,981,277 and $5,050,282 for the years ended October 31, 2006 and 2005. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its films and recording studio and raise additional capital in equity markets. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 2 – MANAGEMENT PLANS (Continued)
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
The Company has outstanding debt in the aggregate principal amount of approximately $8,298,000 as of October 31, 2006. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $7,198,000 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company’s operations grow, the Company’s financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary for the Company to raise at least $10,000,000 in order to meet the anticipated cash requirements through October 31, 2007. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.
There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company’s products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required during fiscal 2007 to meet expected negative operating cash flows.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 3 – PROPERTY AND EQUIPMENT
Property, equipment and estimated useful lives consist of the following:

	YEARS	2006	2005
Studio equipment	5 — 7	$1,131,708	$1,131,708
Office furniture	7	34,556	34,556

		1,166,264	1,166,264
Less: Accumulated depreciation		1,150,381	867,527

		$15,883	$298,737

Related depreciation and amortization expenses were $177,699 and $179,485 for the years ended October 31, 2006 and 2005.
Due to the uncertainty of future undiscounted cash flow from recording revenue, the Company recorded an impairment loss of $105,155 during the year ended October 31, 2006, which represented the remaining net book value of the studio equipment.
NOTE 4 – INVESTMENT IN AFFILIATED COMPANY
In March 2005, the Company issued 2,000,000 shares of its common stock and stock purchase warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.45 per share, expiring in 5 years, pursuant to Section 4(2) of the Securities Act as part of the purchase of a 10% investment in a company. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the warrants issued were valued at $250,000. The 2,000,000 shares of common stock were valued at $780,000, which represents the fair market value of the common stock at date of issuance. This investment was accounted for by the cost method since the Company’s investment is less than 20%. In June 2005, the Company entered into a convertible promissory note with this affiliated company, under which the Company loaned $250,000 to the affiliated company. The promissory note accrues interest at 10% which is due on the maturity date, June 21, 2006. The promissory note is convertible into 250,000 shares of the common stock of the affiliated company at the option of either party.
Management was unable to assess the fair value of the investment and the collectibility of the note by estimating its cash flow since the launch date of the intended product has been postponed indefinitely. Since the fair value is less than the cost method, the decline in the investment and advance is considered to be other than temporary, and an impairment charge of $1,305,000 was recorded during the year ended October 31, 2005 to write-down the carrying value of the investment of $1,055,000 and note of $250,000 to zero.
NOTE 5 – CONVERTIBLE NOTE RECEIVABLE
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

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 6 – CONVERTIBLE TERM NOTE
During the year ended October 31, 2006, the Company borrowed approximately $1,947,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum through October 1, 2006, at which time the interest rate increases to 21% per annum, is due monthly with outstanding principal originally to be paid in a lump sum on May 30, 2006. The maturity date was originally extended through October 31, 2006 and has now been extended through February 1, 2008. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of October 31, 2006, approximately $240,000 of interest is in arrears and recorded as part of accrued expenses.
NOTE 7 – LINE OF CREDIT
On December 20, 2004, TM Film Distribution, Inc., a wholly-owned subsidiary, entered into a loan agreement with a foreign bank, Fairbairn Private Bank Limited, under which the bank provides a line of credit facility for a maximum of £1,628,055. Interest is payable quarterly at the London Interbank Offered Rate (“LIBOR”) plus 0.375%. The line is secured by funds, advanced by a third party, held on deposit with the lender. The outstanding principal balance of the line is due in full in January 2007. In December 2004 and January 2005, TM Film Distribution, Inc. was advanced an aggregate of £1,628,000 (U.S. $2,881,820) under this line of credit. A portion of these funds were used to satisfy expenses related to this transaction in the amount of approximately $1,494,000. TM Film Distribution, Inc. recognized a foreign currency exchange gain (loss), associated with the outstanding line of credit, of ($225,160) and $230,116 for years ended October 31, 2006 and 2005.
In addition, the third-party assigned a cash account in the amount of approximately $3,006,000, restricted for use in promotion and advertising upon certain conditions and the third-party’s approval which amount is offset as a loan to the third party. These funds were used to pay the line of credit in full at the maturity date.
NOTE 8 – DUE TO STOCKHOLDER
Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand with no stated interest rate.
NOTE 9 – LOAN PAYABLE – STOCKHOLDER
As of October 31, 2004, the loans payable – stockholder consisted of an unsecured demand note payable to Christopher Schwartz in the amounts of $1,100,000, accruing interest at 7% per annum, and $99,040, accruing interest at 12% per annum. In April 2005, the $99,040 loan was converted into common stock of the Company at a conversion rate of $1.00 per share (Note 10). Interest expense, associated with these notes for the years ended October 31, 2006 and 2005 was $77,000. Christopher Schwartz does not intend to call the note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 10 – STOCKHOLDERS’ EQUITY
During the year ended October 31, 2005, the Company sold an aggregate of 863,556 shares of its common stock in a series of private offerings and received net proceeds of $427,977. Included in a January 2005 private offering to purchase 666,667 shares of the Company’s common stock at $0.45 per share were warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $1.25 per share, expiring in 3 years and warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $0.75 per share, expiring in one year.
During the year ended October 31, 2005, the Company issued 21,446 shares of its common stock in exchange for services valued at $13,940.
In March 2005, the Company issued 2,000,000 shares of its Common Stock and Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $ $0.45 per share, expiring in 5 years, pursuant to Section 4(2) of the Securities Act as part of the purchase of a 10% investment in an affiliated company. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the warrants issued were valued at $250,000. The 2,000,000 shares of common stock were valued at $780,000, which represents the fair market value of the common stock at date of issuance. This investment was accounted for by the cost method since the Company’s investment is less that 20%.
In April 2005, 1,000,000 shares of Preferred Stock were converted into 10,000,000 shares of common stock.
In April 2005, the major stockholder of the Company, certain employees of the Company and certain related parties converted $2,632,171 of liabilities due to them into stock subscriptions for 2,632,171 shares of the Company’s common stock. The shares of common stock were issued in May 2005.
In May 2005, certain related party lenders entered into an agreement with the Company to have debt owed to the lenders repaid with a combination of a note payable and conversion of debt to equity. As part of the agreement, during May 2005, the lenders converted $531,524 of debt into 531,524 share of the Company’s common stock.
In December 2005, the Company issued 1,500,000 shares of its common stock in exchange for a one year consulting agreement valued at $120,000, which was fair value.
In June 2006, the Company issued 500,000 shares of its common stock in exchange for a financing fee associated with extending the maturity date of a term loan, valued at $30,000, which was fair value.
In July 2006, the Company issued 150,000 shares of its common stock in exchange for a licensing fee valued at $8,997, which was fair value.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)
Options
Pursuant to the terms of his Employment Agreement, Christopher Schwartz received options to purchase 5,786,707 shares of the Company’s common stock. The exercise price per share of these options is calculated based on the closing price of the Company’s common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:
▪	750,000 shares vested upon the commencement of Christopher Schwartz’ employment on October 9, 2002 at an exercise price of $1.50 per share;

▪	825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;

▪	907,500 shares vested on October 9, 2004 at an exercise price of $0.75 per share;

▪	998,250 shares vested on October 9, 2005 at an exercise price of $0.13 per share;

▪	1,098,075 shares vested on October 9, 2006 at an exercise price of $0.03 per share and;

▪	1,207,882 shares vested on October 9, 2007.
In order to be eligible to exercise the options, Christopher Schwartz must be employed by the Company on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz.
A summary of options are as follows:

	Shares	Option Price Per	Weighted Average
	Outstanding	Share Expense	Exercise Price
Options outstanding, October 31, 2005	8,036,707	$0.03 to $1.50	$0.62
Granted	—	—	—
Expires	—	—	—
Exercised	—	—	—

	8,036,707	$0.03 to $1.50	$0.62

The options that are exercisable at October 31, 2006 are summarized as follows:

Weighted
	Average	Number of Options
	Remaining	Currently	Weighted Average
Option Price	Contractual Life	Exercisable	Exercise Price
$0.03 to $1.50	8.09 years	6,828,825	$0.72

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)
Options (Continued)
The Company applies ABP Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options using the intrinsic value method. Accordingly, no compensation cost was required to be recognized for its stock options issued during the years ended October 31, 2006 and 2005. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of FASB Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60 — 80%, and a risk-free interest rate of 4.75% for 2006 and 4.35% for 2005.

		2006	2005
Net loss	As reported	$3,586,013	$5,415,537
	Pro forma	$3,610,013	$5,522,537

Net loss per share	As reported	$0.08	$0.14
	Pro forma	$0.08	$0.14
Warrants
On December 21, 2004, the Company issued Stock Purchase Warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.49 per share pursuant to section 4(2) of the Securities Act as compensation for a twelve month consulting agreement. The warrants are exercisable until December 2009. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized prepaid consulting expense of $338,000, of which $56,300 and $281,700 were expensed for the years ended October 31, 2006 and 2005.
In February 2005, the Company replaced 120,000 Stock Purchase Warrants originally issued during Fiscal 2003 with Stock Purchase Warrants to purchase 274,000 of the Company’s common stock, due to an anti-dilative clause in the original agreement. The originally issued warrants had exercise prices between $1.13 and $1.50 per share. The revised warrants have an exercise price of $0.45 and expire in October 2007, which was the original expiration date. The issuance of the replacement warrants were accounted for as a variable stock option plan; however, no additional expense was required to be recognized during the years ended October 31, 2006 and 2005.
In May 2005, the Company entered into a convertible term note payable with a third party lender for up to $1,590,000. As part of the loan agreement the Company issued Stock Purchase Warrants to purchase 2,000,000 shares of its common stock at an exercise price of $0.50 per share pursuant to Section 4(2) of the Securities Act. The warrants are exercisable until May 2010. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized a deferred financing fee of $195,000, of which $105,000 and $90,000 was expensed for the years ended October 31, 2006 and 2005.
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

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)
Warrants (Continued)

A summary of the warrants issued by the Company are as follows:

	Number of	Option Price Per	Weighted Average
	Shares	Share Range	Exercise Price
Warrants outstanding at October 31, 2004	994,375	$0.80 to $1.50	$1.20

Warrants granted	5,607,334	$0.45 to $1.25	$0.52

Warrants expired	(120,000)	$1.13 to $1.50	$0.02

Warrants exercised	—	—	—

Warrants outstanding at October 31, 2005	6,481,709	$0.45 to $1.50	$0.69

Warrants granted	100,000	$0.50	$0.01

Warrants expired	(666,667)	$0.75	$0.08

Warrants exercised	—	—	—

Warrants outstanding at October 31, 2006	5,915,042	$0.45 to $1.50	$0.68
The warrants that are exercisable at October 31, 2006 are summarized as follows:

Weighted
	Average	Number of Warrants
	Remaining	Currently	Weighted Average
Warrant Price	Contractual Life	Exercisable	Exercise Price
$0.45 to $1.50	2.61 years	5,915,042	$0.68

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 11 – INCOME TAXES
As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company’s historical corporate structure. The reconciliation of the statutory federal rate to the Company’s historical income tax expense (benefit) is as follows:

	Year Ended	Year Ended
	October 31, 2006	October 31, 2005
Income tax benefit at U.S. federal income tax rate	$(1,219,000)	$(2,411,000)
Non-deductible warrants	$55,000	$126,000
Change in valuation allowance	1,164,000	2,285,000

Income tax benefit	$—	$—

Income tax benefit consists of the following:
Current tax benefit
Federal	$—	$—
State	—	—

	$—	$—

Deferred tax benefit
Federal	$7,312,000	$6,148,000
Valuation allowance	(7,312,000)	(6,148,000)

	—	—

	$—	$—

The components of the deferred assets (liabilities) are as follows:

	2006	2005
Net operating loss	$7,312,000	$6,148,000
Valuation allowance	(7,312,000)	(6,148,000)

	$—	$—

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 11 – INCOME TAXES (Continued)
The valuation allowance for deferred tax assets as of October 31, 2006 and 2005 was $7,312,000 and $6,148,000. The change in the total valuation allowance for the years ended October 31, 2006 and 2005 was an increase of $1,164,000 and an increase of $2,285,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At October 31 2006, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $21,505,000 (the “NOL carry forwards”), which were available to offset future taxable income, if any, through 2026. However, due to a substantial change in ownership in prior years, the use of any NOL carry forward may be limited. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.
NOTE 12 – LEASE COMMITMENTS
The Company leased its office space for $9,625 per month, under an original lease agreement. In August 2006, the lease was amended to reduce the square footage utilized by the Company and reduce the monthly rent to $4,000 per month. The lease expires on December 31, 2008 and contains an option for an additional two years. In December 2006, the Company vacated the premises.
Future minimum lease payments required under this lease are as follows:

Years Ending
October 31,	Amount
2007	$48,000
2008	48,000
2009	8,000

$104,000

Rent expense for the years ended October 31, 2006 and 2005 amounted to approximately $105,000 and $111,000.
NOTE 13 – EMPLOYMENT AGREEMENTS
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

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005
NOTE 14 – BUSINESS SEGMENTS
The Company follows SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information, which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.
Summarized financial information concerning the Company’s reportable segments, which are based in the United States, is reflected in the following table:

For The Year Ended	Recording	Film	Segment		Consolidated
October 31, 2006	Studio	Production	Total	Corporate	Total
Net sales	$—	$74,438	$74,438	$—	$74,438
Loss from operations	873,946	567,841	1,441,787	1,919,816	3,361,603
Total assets	1,194	59,429	60,623	3,586	64,209
Depreciation and amortization	172,822	4,877	177,699	—	177,699
Capital expenditures	$—	$—	$—	$—	$—

For The Year Ended	Recording	Film	Segment		Consolidated
October 31, 2005	Studio	Production	Total	Corporate	Total
Net sales	$1,095	$4,939	$6,034	$—	$6,034
Loss from operations	1,060,501	1,819,278	2,879,779	4,456,612	7,336,391
Total assets	284,832	297,538	582,370	204,297	786,667
Depreciation and amortization	172,992	6,493	179,485	—	179,485
Capital expenditures	$22,288	$—	$—	$—	$22,288

	Years Ended
	October 31,
Reconciliations	2006	2005
Total segment operating loss	$1,441,787	$2,879,779
Corporate overhead expenses	1,919,816	4,456,612
Other expenses	224,410	246,086

Total consolidated net loss	$3,586,013	$7,582,477

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date: February 13, 2007

TriMedia Entertainment Group, Inc.
By:	/s/ Christopher Schwartz
Christopher Schwartz
Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)