Form 10QSB
period 2007-01-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2007-03-19
CIK 1163680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-49865
TriMedia Entertainment Group, Inc.
(Name of Small Business Issuer)

Delaware	14-1854107

(State or other jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

333 East Lancaster Avenue, Suite 411
Wynnewood, Pennsylvania	19096

(Address of principal executive offices)	(Zip Code)
(215) 426-5536

(Registrant’s Telephone Number, including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 47,710,012 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, at March 13, 2007.

TRIMEDIA ENTERTAINMENT GROUP, INC.

(i)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2007 AND OCTOBER 31, 2006

	January 31,	October 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$10,685	$30,256
Miscellaneous receivables	3,542	—
Prepaid expenses	1,400	18,070

	15,627	48,326

PROPERTY AND EQUIPMENT — Net	14,698	15,883

TOTAL ASSETS	$30,325	$64,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Convertible term loans	$4,153,546	$4,091,396
Line of credit	—	3,106,980
Accounts payable and accrued expenses	1,810,641	1,471,073
Taxes payable	17,501	17,501
Advances from distributors	382,749	424,932
Due to stockholder	118,289	53,723
Deferred revenue	12,000	12,800

	6,494,726	9,178,405

LOANS PAYABLE — STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	7,594,726	10,278,405

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,710,011 shares issued and outstanding in 2007 and 2006	4,769	4,769
Additional paid-in capital	13,276,312	13,276,312
Accumulated deficit	(20,845,482)	(23,495,277)

TOTAL STOCKHOLDERS’ DEFICIT	(7,564,401)	(10,214,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,325	$64,209

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
NET REVENUE	$135,569	$39,944

DIRECT COSTS	97,687	110,982

GROSS PROFIT (LOSS)	37,882	(71,038)

OPERATING EXPENSES	500,482	668,276

LOSS FROM OPERATIONS	(462,600)	(739,314)

OTHER INCOME (EXPENSE)
Other income	5,415	—
Foreign currency exchange gain (loss)	(79,794)	(19,243)
Forgiveness of indebtedness	3,186,774	—

	3,112,395	(19,243)

NET INCOME (LOSS)	$2,649,795	$(758,557)

BASIC AND DILUTED LOSS PER SHARE	$0.06	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES	47,710,011	46,225,011

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,649,795	$(758,557)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Forgiveness of indebtedness	(3,186,774)	—
Foreign currency exchange loss	79,794	19,370
Depreciation and amortization	1,185	44,425
(Increase) decrease in assets
Miscellaneous receivable	(3,542)	932
Film costs	—	(5,571)
Prepaid expenses	16,670	115,581
Increase (decrease) in liabilities
Other assets	—	18,070
Accounts payable and accrued expenses	339,568	124,492
Advances from distributors	(42,183)	(30,925)
Deferred revenue	(800)	(3,185)

Net cash used in operating activities	(146,287)	(475,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to (from) stockholder	64,566	(1,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on convertible term loans	62,150	475,000

NET DECREASE IN CASH	(19,571)	(2,168)

CASH — BEGINNING OF PERIOD	30,256	34,703

CASH — END OF PERIOD	$10,685	$32,535

CASH PAID DURING THE PERIOD FOR:
Interest	$18,579	$32,535

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for prepaid consulting services	$—	$120,000

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE 1 – FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. (“Trimedia”) and Subsidiaries (collectively, “the Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 which the Company filed with the Securities and Exchange Commission on February 13, 2007 (the “Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended January 31, 2007 may not necessarily be indicative of the operating results expected for the full year.
Basis of Presentation
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.
Earnings (Loss) Per Share
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings (loss) per share. For the three months ended January 31, 2007 and 2006, the basic and diluted earnings (loss) per share are the same, since the exercise price exceeded the market price and the assumed conversion of stock options and warrants would be antidilutive.
Recently Issued Accounting Pronouncements
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE 1 – FINANCIAL STATEMENTS (Continued)
Recently Issued Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
NOTE 2 – GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
Since its inception, the Company has incurred significant losses and, as of January 31, 2007, had accumulated losses of $20,845,482. For the three months ended January 31, 2007, the Company’s net income was $2,649,795 due to forgiveness of indebtedness of $3,186,774. In addition, the Company had negative working capital of $6,479,099 at January 31, 2007 and experienced negative cash flow from operations of $146,287 for the three months ended January 31, 2007. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
The Company has outstanding debt in the aggregate principal amount of approximately $5,253,546 as of January 31, 2007. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $4,153,546 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company’s operations grow, the Company’s financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers,

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE 2 – GOING CONCERN (Continued)
consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary to raise at least $10,000,000 in order to meet the anticipated cash requirements through January 31, 2008. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.
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
NOTE 3 – LOAN PAYABLE – STOCKHOLDER
Loans payable – stockholder consist of a demand note payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with this note for the three months ended January 31, 2007 and 2006 was $19,250 and $19,250. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.
NOTE 4 – CONVERTIBLE TERM LOANS
The convertible note is payable interest only, at 12% per annum through October 1, 2006, at which time the interest rate increases to 21% per annum, and due monthly with outstanding principal originally to be paid in a lump sum on May 30, 2006. The maturity date was originally extended through October 31, 2006 and has now been extended through February 1, 2008. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of January 31, 2007, approximately $432,102 of interest is in arrears and recorded as part of accrued expenses.
NOTE 5 – LINE OF CREDIT
In December 2006, the line of credit was paid off in full with the third party funds held on deposit with the lender, resulting in forgiveness of debt of $3,186,774.
NOTE 6 – DUE TO STOCKHOLDER
Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand with no stated interest rate.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE 7 – INCOME TAXES
There is no deferred income tax benefit for the losses for the three months ended January 31, 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits. There is no current income tax for the three months ended January 31, 2007 due to unutilized net operating loss carryforwards.
NOTE 8 – STOCK BASED COMPENSATION
In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.
On November 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of October 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. There was no unrecognized compensation cost as of October 31, 2006.
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.
There were no stock options granted during the three months ended January 31, 2007.
Prior to October 31, 2006, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.
In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to October 31, 2006.
There were no stock options granted during the three months ended January 31, 2007.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE 8 – STOCK BASED COMPENSATION (Continued)
A summary of options is as follows:

	Shares	Option Price Per	Weighted Average
	Outstanding	Share Expense	Exercise Price
Options outstanding, October 31, 2006 and January 31, 2007	8,036,707	$0.03 to $1.50	$0.62

The options that are exercisable at January 31, 2007 are summarized as follows:

Weighted
	Average	Number of Options
	Remaining	Currently	Weighted Average
Option Price	Contractual Life	Exercisable	Exercise Price
$0.03 to $1.50	8.09 years	6,828,825	$0.72
A summary of the warrants issued by the Company is as follows:

	Number of	Option Price Per	Weighted Average
	Shares	Share Range	Exercise Price
Warrants outstanding at October 31, 2006 and January 31, 2007	5,915,042	$0.45 to $1.50	$0.68

Warrants that are exercisable at January 31, 2007 are summarized as follows:

Weighted
	Average	Number of Warrants
	Remaining	Currently	Weighted Average
Warrant Price	Contractual Life	Exercisable	Exercise Price
$0.45 to $1.50	2.61 years	5,915,042	$0.68

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)
NOTE 9 – BUSINESS SEGMENTS
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
Summarized financial information concerning the Company’s reportable segments, which are based in the United States, is reflected in the following table:

Three Months Ended	Recording	Film	Segment	Trimedia	Consolidated
January 31, 2007	Studio	Production	Total	Corporate	Total
Net sales	$1,138	$134,431	$135,569	$—	$135,569
Loss from operations	44,525	22,967	67,492	395,108	462,600
Total assets	3,309	25,684	28,996	1,332	30,325
Depreciation and amortization	—	1,185	1,185	—	1,185
Capital expenditures	—	—	—	—	—

Three Months Ended
January 31, 2006
Net sales	$7,813	$32,131	$39,944	$—	$39,944
Loss from operations	148,375	53,497	201,872	537,442	739,314
Total assets	238,116	278,498	516,614	214,447	731,061
Depreciation and amortization	43,206	1,219	44,425	—	44,425
Capital expenditures	—	—	—	—	—

Reconciliations	2007	2006
Total segment operating loss	$(67,492)	$(201,872)
Corporate overhead expenses	(395,108)	(537,442)
Other income (expense)	3,112,395	(19,243)

Total consolidated net income (loss)	$2,649,795	$(758,557)

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on February 13, 2007. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.
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
     In Fiscal 2007, we have released Death Before Dishonor and intend to release Turntable and several additional firms under our distribution deal with Vivendi Visual Entertainment. We also hope to release several of these films internationally and to distribute them through cable television. We also recognized Other Income of $3,186,774 as a result of forgiveness of indebtedness when collateral of a third party was used by our lender to satisfy all amounts due on an outstanding line of credit. This Other Income did not result in any cash receipts and we do not anticipate earning Other Income at this level in future periods.
     We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, Fiscal 2005, Fiscal 2006 and Fiscal 2007 to date, causing us to be unable to produce any additional feature films. In Fiscal 2007, we substantially reduced our operating expenses in an attempt to conserve our financial resources. We reduced our number of employees from eight to two. While these measures have substantially reduced our losses, we believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues in Fiscal 2007, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2007 or continue to implement our business plan.
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

Results of Operations
Three Months Ended January 31, 2007 (Fiscal 2007-First Quarter) vs. Three Months Ended January 31, 2006 (Fiscal 2006-First Quarter)

	Fiscal 2007–	Fiscal 2006 –
	First Quarter	First Quarter	$ Change	% Change
Net Income (Loss)	$2,649,795	(758,557)	3,408,352	449.3

Loss from Operations	462,600	739,314	(276,714)	(37.4)

Net Revenue	135,569	39,944	95,625	239.4

Direct Costs	97,687	110,982	(13,295)	(12.0)

Operating Expenses	500,482	668,276	(167,794)	(25.1)

Other Income (Expense)	3,112,395	(19,243)	3,131,638	16,274.2
     The $276,714 decrease in Loss From Operations was primarily due to the decrease in direct costs, a decrease in operating expenses and an increase in Net Revenue.
     The $96,625 increase in Net Revenues primarily resulted from the fact that Net Revenue was realized from the distribution of the Money, Power, Respect and Death Before Dishonor DVDs in Fiscal 2007-First Quarter and there was no new DVD release during Fiscal 2006-First Quarter.
     The $13,295 decrease in Direct Cost was a result of our efforts to contain Direct Costs. Direct Costs are costs directly related to the production of film or music projects that we develop or the costs directly related to the retention of new artists and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.
     The $167,794 decrease in Operating Expenses was primarily due to a decrease of approximately $125,000 in professional and consulting fees, an approximate $43,000 decrease in depreciation expense and an approximate $84,000 decrease in salaries expense due to the reduction in our employees from eight to two, offset by an increase of approximately $84,000 in interest expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, and travel.
     Other Income increased primarily due to forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lender, offset by a foreign currency exchange loss of $79,794. We do not anticipate that this noncash Other Income will continue in future periods.
Off-Balance Sheet Arrangements
     There were no off-balance sheet arrangements during the three months ended January 31, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2007–	Fiscal 2006 –
	First Quarter	First Quarter	$ Change	% Change
Cash Flow from Operating Activities	(146,287)	(475,368)	329,081	69.2

Cash Flow from Investing Activities	64,566	(1,800)	66,366	368.7

Cash Flow from Financing Activities	62,150	475,000	(412,850)	(86.9)
     Net cash used in operating activities in Fiscal 2007 – First Quarter was due primarily to our Net Income and non-cash charges for depreciation and amortization of $1,185, a foreign currency exchange loss of $79,794, a decrease in prepaid expenses of $16,670 and an increase in accounts payable and accrued expenses of 339,568 offset by a decrease in advances from distributors of $42,185 and forgiveness of indebtedness of $3,186,774.
     Net cash provided by investing activities in Fiscal 2007-First Quarter represented monies advanced to us by our principal stockholder.
     Net cash provided by financing activities in Fiscal 2007-First Quarter was due to $62,150 advanced to us through term loans. This amount is significantly less than Fiscal 2006-First Quarter as we did not have any borrowings on long term debt or proceeds from the sale of common stock in Fiscal 2007-First Quarter.
     At January 31, 2007, we had approximately $10,685 in cash. At March 15, 2007, we had approximately $25,000 in cash. We do not believe that the amount of cash that we had on hand at March 15, 2007 is sufficient to fund our operations through January 31, 2008. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, payments from Vivendi Visual Entertainment from the distribution of our DVDs and third party lenders to fund our operations. During Fiscal 2007, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through January 31, 2008. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.
     We derived a significant portion of our net revenues in Fiscal 2003 through Fiscal 2006 from our Charles Street joint venture with Sony BMG. In Fiscal 2007, we anticipate generating a significant portion of our revenues from our distribution agreements with Vivendi Visual Entertainment and Fontana Distribution, LLC.
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
     On December 27, 2004, TM Film Distribution, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Fairbairn Private Bank Limited (the “Loan Agreement”). The Loan Agreement established a loan facility in the maximum aggregate principal amount of 1,628,055 pounds sterling (the “Facility”) that TM Film Distribution may draw down from time to time. Throughout the term of the Loan Agreement, TM Film Distribution drew down 1,625,000 pounds sterling of this Facility. Interest accrued for each advance under the Facility at the rate of LIBOR on the date of the advance plus 0.375%. Pursuant to the Loan Agreement, the lender determined LIBOR in its sole discretion by reference to either (i) the relevant Reuters page at or about 11:00 a.m. (London time) on the date an advance is drawn or (ii) if no such rate can be ascertained at the relevant time, the rate offered to lender by any leading bank in the London inter-bank market at or about 11:00 a.m. (London time) on the date an advance is drawn. Amounts drawn under the Facility were due for repayment 24 months after the date on which the final draw down of the Facility is made. Interest was payable quarterly during the term that each advance was outstanding. TM Film Distribution’s obligation to repay all loan amounts under the Facility was secured by a Deed of Charge Over Cash and a Deed of Charge Over Deposit each created in favor of the lender and covering funds held on deposit by TM Film Distribution with the lender. These funds were part of the Printing and Advertising fund established by KeyData Media & Marketing 1, LLP on behalf of TM Film Distribution. On December 27, 2004, we received a payment of $1,468,035 from TM Film Distribution as payment of costs and expenses in connection with its formation and its activities in connection with the structuring of transactions with KeyData Media & Marketing 1, LLP. In December 2006, this loan matured and the funds held on deposit by TM Film Distribution with the lender were used to repay this loan. As a result of this payment we realized Other Income of $3,186,774 as a result of the forgiveness of this indebtedness. This Other Income did not result in any cash receipts. This was a one time event and we do not anticipate earning Other Income at this level in future periods.
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
     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at March 15, 2007 was approximately $126,708 and accrued interest was approximately $20,000. The original maturity date of the loan was August 21, 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. The original maturity date of the loan has now passed. As we presently do not have sufficient cash on hand to repay this loan, we may be faced with the bank’s election to charge default interest at a rate of 12% per annum, charge collection costs and/or sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our January 31, 2007 Consolidated Balance Sheet. We are presently in discussions with the bank regarding an extended payment plan.
     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,810,641 that are presently past due.
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
     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, Mr. Schwartz, has extended short-term loans to us and our operating subsidiaries for working capital purposes, of which $118,289 remained outstanding as of January 31, 2007.
     Accordingly, approximately $8,000,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months.
     The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $10,000,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.
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
Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of January 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.
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
Item 3. Defaults Upon Senior Securities
     We are presently in default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan had a maturity date of August 21, 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan was in technical default of this loan agreement as of that date and went into full default under the loan agreement on the maturity date. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. As of March 15, 2007, the total outstanding balance of this loan was $126,708. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank’s election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability in our January 31, 2007 Consolidated Balance Sheet. We are presently in discussions with the bank regarding an extended payment plan.
Item 6. Exhibits and Reports on Form 8-K

2.1	Share Exchange Agreement and Plan of Reorganization dated as of October 2, 2002 by and among US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed on October 18, 2002).

2.2	Agreement and Plan of Merger between US Patriot, Inc. and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.4 of Current Report on Form 8-K filed on December 2, 2002).

2.3	Articles of Merger as filed in the State of South Carolina (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on December 2, 2002).

2.4	Certificate of Merger as filed in the State of Delaware (incorporated by reference to Exhibit 3.5 of Current Report on Form 8-K filed on December 2, 2002).

3.1	Certificate of Incorporation of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on December 2, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation Before Payment of Capital of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on December 2, 2002).

3.3	By-laws of TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed on December 2, 2002).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

4.2	Certificate of Designations of Series A Convertible Preferred Stock of US Patriot, Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

4.3	Common Stock Purchase Warrant dated May 5, 2005 issued to IL Resources, LLC (incorporated by reference to Exhibit 4.1 to the current Report on Form 8-K filed on June 8, 2005).

10.1	Employment Agreement dated as of October 9, 2002 by and between US Patriot, Inc. and Christopher Schwartz (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.2	Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of September 20, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.3	Stock Purchase Warrant to purchase 33,400 shares of common stock issued to Frank Eiffe dated November 14, 2002 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.4	Stock Purchase Warrant to purchase 66,600 shares of common stock issued to Dr. Wolfgang Moelzer dated November 14, 2002 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.5	Stock Purchase Warrant to purchase 50,000 shares of common stock issued to BKB Boston K Borg Management GmbH dated December 12, 2002 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.6	7% Demand Promissory Note in the principal amount of $1,100,000 by Ruffnation Films LLC issued to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.7	Security Agreement issued by Ruffnation Films LLC, Snipes Productions LLC and Metropolitan Recording Inc. to Christopher Schwartz dated May 1, 2002 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.8	8% Promissory Note in the principal amount of $162,000 by Metropolitan Recording Inc. issued to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.9	Security Agreement issued by Metropolitan Recording Inc. to Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.10	Loan Agreement between Metropolitan Recording, Inc. and Founders Bank dated August 21, 2001 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 filed on March 17, 2003).

10.11	Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated March 27, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 18, 2003).

10.12	Warrants to purchase 100,000 shares of common stock issued to Trident Growth Fund, L.P. dated June 13, 2003 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.13	12% Demand Promissory Note in the principal amount of $67,102 issued to 1025 Investments, Inc. dated June 19, 2003 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.14	Warrants to purchase 25,000 shares of common stock issued to Daryl Strickling dated July 2, 2003 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.15	12% Demand Promissory Note in the principal amount of $17,000 issued to 1025 Investments, Inc.

dated July 25, 2003 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.16	Distribution Agreement between New Line Television, Inc. and Ruffnation Films LLC dated November 26, 2002 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 17, 2003).

10.17	Amendment to Co-Venture Agreement between Sony Music, a Group of Sony Music Entertainment, Inc., Ruffnation Films, LLC and Christopher Schwartz dated as of October 2, 2003 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

10.18	35% Secured Promissory Note in the principal amount of $435,000 issued by Snipes Productions, LLC to SPH Investments, Inc., Capital Growth Trust, HMA Investment Profit Sharing Plan and Continental Southern Resources, Inc. dated June 27, 2002 as amended through April 11, 2003 and October 30, 2003 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

10.19	Warrants to purchase 10,000 shares of common stock issued to Trident Growth Fund, L.P. dated September 11, 2003 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 filed on February 13, 2004).

10.20	Stock Purchase Warrant to purchase 2,500 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

10.21	Stock Purchase Warrant to purchase 121,875 shares of common stock issued to Middle Fork Investments Ltd. dated April 5, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on June 15, 2004).

10.22	Agreement dated as of August 12, 2004 by and between Gerry Anderson Productions PLC and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 10, 2004).

10.23	Stock Purchase Warrant to purchase 50,000 shares of common stock issued to Larry Feinstein dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.24	10% Demand Promissory Note in the principal amount of $50,000 issued to 1025 Investments, Inc. dated June 1, 2004 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.25	10% Demand Promissory Note in the principal amount of $40,000 issued to 1025 Investments, Inc. dated June 14, 2004 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.26	Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.27	10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated June 25, 2004 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.28	Stock Purchase Warrant to purchase 62,500 shares of common stock issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.29	10% Demand Promissory Note in the principal amount of $50,000 issued to K. David Stevenson dated August 13, 2004 (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed on September 14, 2004).

10.30	Loan Agreement Between Fairbairn Private Bank Limited and TM Film Distribution, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on January 5, 2005).

10.31	Lease Agreement by and between Delpar L.P. and TriMedia Entertainment Group, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).

10.32	Sale and Purchase Agreement between TriMedia Film Group, Inc. and Keydata Media and Marketing I, LLP dated as of October 2004 (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).

10.33	Distribution Agreement between Keydata Media and Marketing I, LLP and TM Film Distribution, Inc. dated as of October 2004 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on January 31, 2005).

10.34	Secured Convertible Term Note dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 8, 2005).

10.35	Securities Purchase Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2005).

10.36	Securities Pledge Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on From 8-K filed on June 8, 2005).

10.37	Security Agreement dated May 5, 2005 by and between TriMedia Entertainment Group, Inc. and IL Resources, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 8, 2005).

10.38	Subsidiary Guaranty dated May 5, 2005 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 8, 2005).

10.39	Amended and Restated Convertible Term Note dated as of June 13, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2006).

10.40	Second Amended and Restated Convertible Term Note dated as of September 13, 2006 (incorporated by reference to Exhibit 10.43 to the Quarterly Report on Form 10-QSB filed on September 14, 2006).

10.41	Letter Agreement dated August 15, 2006 by and between TriMedia Entertainment Group, Inc. and Philip F. and Sandra Bogatin Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-KSB filed on February 13, 2007).

10.42	Third Amended and Restated Convertible Term Note dated as of February 12, 2007 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-KSB filed on February 13, 2007).

10.43	Letter Agreement by and among TriMedia Entertainment Group, Inc., Snipes Productions, LLC, Capital Growth Investment Trust, SPH Investments, Inc., HMA Investments, Inc. Profit Sharing Plan, 1025 Investments, Inc. and CSOR Preferred Liquidation, LLC dated February 12, 2007 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-KSB filed on February 13, 2007).

31.1	Certification dated March 19, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

32.1	Certification dated March 19, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMEDIA ENTERTAINMENT GROUP, INC.

Date: March 19, 2007	/s/ Christopher Schwartz
Christopher Schwartz
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)