Form 10QSB
period 2007-04-30
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2007-06-14
CIK 1163680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended April 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES ☑ NO ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES ☐ NO ☑.
There were 47,710,012 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, at June 12, 2007.

TRIMEDIA ENTERTAINMENT GROUP, INC.

i

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2007 AND OCTOBER 31, 2006

	April 30,	October 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$7,176	$30,256
Prepaid expenses	—	18,070

	7,176	48,326

PROPERTY AND EQUIPMENT — Net	13,514	15,883

TOTAL ASSETS	$20,690	$64,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Convertible term loans	$4,250,752	$4,091,396
Line of credit	—	3,106,980
Accounts payable and accrued expenses	1,957,681	1,471,073
Taxes payable	17,501	17,501
Advances from distributors	373,478	424,932
Due to stockholder	150,191	53,723
Deferred revenue	11,200	12,800

	6,760,803	9,178,405

LOANS PAYABLE — STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	7,860,803	10,278,405

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,710,012 shares issued and outstanding in 2007 and 2006	4,770	4,769
Additional paid-in capital	13,276,312	13,276,312
Accumulated deficit	(21,121,195)	(23,495,277)

TOTAL STOCKHOLDERS’ DEFICIT	(7,840,113)	(10,214,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,690	$64,209

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

NET REVENUE	$31,715	$13,857	$167,284	$45,988

DIRECT COSTS	23,966	190,530	121,653	293,699

GROSS PROFIT (LOSS)	7,749	(176,673)	45,631	(247,711)

OPERATING EXPENSES	283,478	594,901	783,957	1,263,177

LOSS FROM OPERATIONS	(275,729)	(771,574)	(738,326)	(1,510,888)

OTHER INCOME (EXPENSE)
Other income	8	—	5,423	607
Foreign currency exchange gain (loss)	—	(64,999)	(79,794)	(84,850)
Forgiveness of indebtedness	—	—	3,186,774	—

	8	(64,999)	3,112,403	(84,243)

NET INCOME (LOSS)	$(275,721)	$(836,573)	$2,374,077	$(1,595,131)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.02)	$0.05	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES	47,710,012	47,060,011	47,710,012	45,892,511

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,374,077	$(1,595,131)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Forgiveness of indebtedness	(3,186,774)	—
Foreign currency exchange loss	79,794	84,495
Depreciation and amortization	2,369	88,850
(Increase) decrease in assets Miscellaneous receivable	—	3,292
Film costs	—	(39,313)
Prepaid expenses	18,070	221,056
Other assets	—	18,070
Increase (decrease) in liabilities
Accounts payable and accrued expenses	485,103	120,052
Advance from Sony	(51,454)	8,171
Other liabilities	1,505	—
Deferred revenue	(1,600)	11,215

Net cash used in operating activities	(278,910)	(1,079,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to stockholder	96,474	27,300

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on term loans	159,356	1,058,251

NET INCREASE (DECREASE) IN CASH	(23,080)	6,308

CASH — BEGINNING OF PERIOD	30,256	34,703

CASH — END OF PERIOD	$7,176	$41,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$50,376	$37,752

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(UNAUDITED)
NOTE 1 — FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. (“Trimedia”) and Subsidiaries (collectively, “the Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 which the Company filed with the Securities and Exchange Commission on February 13, 2007 (the “Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the six months ended April 30, 2007 may not necessarily be indicative of the operating results expected for the full year.
Basis of Presentation
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.
Loss Per Share
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months and six months ended April 30, 2007 and 2006, the basic and diluted loss per share are the same, since the assumed conversion of stock options and warrants would be antidilutive.
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
APRIL 30, 2007
(UNAUDITED)
NOTE 1 — FINANCIAL STATEMENTS (Continued)
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
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
Since its inception, the Company has incurred significant losses and, as of April 30, 2007 had accumulated losses of $21,121,195. For the six months ended April 30, 2006, the Company’s net income was $2,374,077 which included $3,186,774 of debt forgiveness. In addition, the Company had negative working capital of $6,753,627 at April 30, 2007. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(UNAUDITED)
NOTE 2 — GOING CONCERN (Continued)
The Company has outstanding debt in the aggregate principal amount of approximately $5,350,752 as of April 30, 2007. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $4,250,752 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company’s operations grow, the Company’s financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary to raise at least $10,000,000 in order to meet the anticipated cash requirements through April 30, 2007. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.
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
NOTE 3 — LOAN PAYABLE — STOCKHOLDER
Loans payable — stockholder consist of an unsecured demand note payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with this note for the six months ended April 30, 2007 and 2006 was $19,250. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.
NOTE 4 — TERM LOANS
During the year ended October 31, 2006, the Company borrowed approximately $1,947,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum through October 1, 2006, at which time the interest rate increases to 21% per annum, is due monthly with outstanding principal to be paid in a lump sum on May 30, 2006. The maturity date has been extended through October 31, 2006 and has now been extended through February 1, 2008. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of April 30, 2007, approximately $553,788 of interest is in arrears and recorded as part of accrued expenses.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(UNAUDITED)
NOTE 5 — LINE OF CREDIT
In December 2006, the line of credit was paid off in full with the third party funds held on deposit with the lender, resulting in forgiveness of debt of $3,186,774.
NOTE 6 — DUE TO STOCKHOLDER
Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand with no stated interest rate.
NOTE 7 — INCOME TAXES
There is no income tax benefit for the losses for the six months ended April 30, 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.
NOTE 8 — STOCK BASED COMPENSATION
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
There were no stock options granted during the six months ended April 30, 2007.
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

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(UNAUDITED)
NOTE 8 — STOCK BASED COMPENSATION (Continued)
There were no stock options granted during the six months ended April 30, 2007.
A summary of options is as follows:

	Shares	Option Price Per	Weighted Average
	Outstanding	Share Expense	Exercise Price
Options outstanding, October 31, 2006 and April 30, 2007	8,036,707	$0.03 to $1.50	$0.62

The options that are exercisable at April 30, 2007 are summarized as follows:

Weighted
	Average	Number of Options	Weighted
	Remaining	Currently	Average
Option Price	Contractual Life	Exercisable	Exercise Price

$0.03 to $1.50	8.09 years	6,828,825	$0.72
A summary of the warrants issued by the Company is as follows:

	Number of	Option Price Per	Weighted Average
	Shares	Share Range	Exercise Price

Warrants outstanding at October 31, 2006 and April 30, 2007	5,915,042	$0.45 to $1.50	$0.68

     Warrants that are exercisable at April 30, 2007 are summarized as follows:

Weighted
	Average	Number of Warrants
	Remaining	Currently	Weighted Average
Warrant Price	Contractual Life	Exercisable	Exercise Price

$0.45 to $1.50	2.61 years	5,915,042	$0.68

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(UNAUDITED)
NOTE 9 — BUSINESS SEGMENTS
Summarized financial information concerning the Company’s reportable segments, which are based in the United States, is reflected in the following table:

	Recording	Film	Segment		Consolidated
	Studio	Production	Total	Corporate	Total
Three Months Ended April 30, 2007
Net sales	$—	$31,715	$31,715	$—	$31,715
Loss from operations	10,120	30,239	40,359	235,370	275,729
Total assets	2,738	14,961	17,699	2,991	20,690
Depreciation and amortization	—	1,185	1,185	—	1,185
Capital expenditures	—	—	—	—	—

Three Months Ended April 30, 2006
Net sales	$—	$13,857	$13,857	$—	$13,857
Loss from operations	239,573	64,470	304,043	467,531	771,574
Total assets	194,683	288,010	482,693	138,327	621,020
Depreciation and amortization	43,205	1,220	44,425	—	44,425
Capital expenditures	—	—	—	—	—

	Recording	Film	Segment		Consolidated
	Studio	Production	Total	Corporate	Total
Six Months Ended April 30, 2007
Net sales	$—	$167,284	$167,284	$—	$167,284
Loss from operations	54,645	53,206	107,851	630,475	738,326
Total assets	2,738	14,961	17,699	2,991	20,690
Depreciation and amortization	—	2,369	2,369	—	2,369
Capital expenditures	—	—	—	—	—

Six Months Ended April 30, 2006
Net sales	$—	$45,988	$45,988	$—	$45,988
Loss from operations	387,948	117,967	505,915	1,004,973	1,510,888
Total assets	194,683	288,010	482,693	138,327	621,020
Depreciation and amortization	86,411	2,439	88,850	—	88,850
Capital expenditures	—	—	—	—	—

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(UNAUDITED)
NOTE 9 — BUSINESS SEGMENTS (Continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Reconciliations	2007	2006	2007	2006

Total segment operating loss	$40,359	$304,043	$107,851	$505,915
Corporate overhead expenses	235,370	467,531	630,475	1,004,973
Other (income) loss	(8)	64,999	(3,112,403)	84,243

Total consolidated net (income) loss	$275,721	$836,573	$(2,374,077)	$1,595,131

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
     In Fiscal 2007, we have released Death Before Dishonor and intend to release Turntable and several additional firms under our distribution deal with Vivendi Visual Entertainment. We also hope to release several of these films internationally and to distribute them through cable television. In March 2007, we agreed to allow Kristy Frank, our music artist, to take title to ten master recordings of songs that she recorded for us in exchange for the right to receive a fixed fee ranging from $50,000 to $75,000 plus additional royalties if she signs a recording agreement with another company. We also recognized Other Income of $3,186,774 as a result of forgiveness of indebtedness when collateral of a third party was used by our lender to satisfy all amounts due on an outstanding line of credit. This Other Income did not result in any cash receipts and we do not anticipate earning Other Income at this level in future periods.
     We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, Fiscal 2005, Fiscal 2006 and Fiscal 2007, causing us to be unable to produce any additional feature films. In Fiscal 2007, we substantially reduced our operating expenses in an attempt to conserve our financial resources. We reduced our number of employees from eight to two. While these measures have substantially reduced our losses, we believe that we need to raise or otherwise obtain at least $10,000,000 in additional financing in order to satisfy our existing obligations and implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films or music projects for release and distribution. Accordingly, in order to generate revenues in Fiscal 2007, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films, music projects and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to complete the projects we have planned for Fiscal 2007 or continue to implement our business plan.
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
Results of Operations
Three Months Ended April 30, 2007 (Fiscal 2007-Second Quarter) vs. Three Months Ended April 30, 2006 (Fiscal 2006-Second Quarter)

	Fiscal 2007 —	Fiscal 2006 —
	Second Quarter	Second Quarter
	($)	($)	$ Change	% Change
Net Loss	275,271	836,573	(560,852)	(67.0)
Net Loss from Operations	275,729	771,574	(495,845)	(64.3)
Net Revenue	31,715	13,857	17,858	128.9
Direct Costs	23,966	190,530	(166,564)	(87.4)
Operating Expenses	283,478	594,901	(311,423)	(52.3)
Other Income (Expense)	8	(64,999)	65,007	100.0
     The $495,845 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and Direct Costs and an increase in Net Revenue.
     The $17,858 increase in Net Revenues primarily resulted from the distribution of the Money, Power, Respect and Death Before Dishonor DVDs in the current period.
     The $166,564 decrease in Direct Costs was a result of no new artists in development or new film projects during the current period and our efforts to contain Direct Costs during the current period. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.
     The $311,423 decrease in Operating Expenses was primarily due to a $25,294 decrease in professional fees, a $79,387 decrease in consulting fees, a $32,116 decrease in rent and utility expenses, a $5,713 decrease in travel expenses, a decrease of $13,969 in office and miscellaneous expense, a decrease of $43,240 in depreciation expense, a decrease of $9,351 in interest expense and a $103,983 decrease in salary and related costs offset by an increase of $7,362 in insurance and sundry expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.
     The $65,007 decrease in Other Expense was primarily due to the fluctuation in the foreign currency exchange rate related to a line of credit facility.

Six Months Ended April 30, 2007 vs. Six Months Ended April 30, 2006

	Fiscal 2007 — Six	Fiscal 2006 — Six
	Months	Months
	($)	($)	$ Change	% Change
Net Income (Loss)	2,374,077	(1,595,131)	3,969,208	248.8
Net Loss from Operations	738,326	1,510,888	(772,562)	(51.1)
Net Revenue	167,284	45,988	121,296	263.8
Direct Costs	121,653	293,699	(172,046)	(58.6)
Operating Expenses	783,957	1,263,177	(479,220)	(37.9)
Other Income (Expense)	3,112,403	(84,243)	3,196,646	3,794.6
     The $772,562 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and Direct Costs and an increase in Net Revenue.
     The $121,296 increase in Net Revenue primarily resulted from the fact that Net Revenue was realized from the distribution of the Money, Power, Respect and Death Before Dishonor DVDs during the first six months of Fiscal 2007.
     The $172,046 decrease in Direct Costs was a result of a reduction in the costs incurred related to the development of new artists. During Fiscal 2006 — Six Months, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2007 — Six Months. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.
     The $479,220 decrease in Operating Expenses was primarily due to a decrease of $34,860 in professional fees, a $195,075 decrease in consulting fees, a $30,307 decrease in utilities expenses, a decrease of $86,481 in depreciation expense, and a $215,978 decrease in salaries and related costs offset by a $75,013 increase in interest expense and an $8,532 increase in insurance expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.
     The $3,196,646 increase in Other Income was primarily due to forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lender. We do not anticipate that this noncash Other Income will continue in future periods.

     OFF-BALANCE SHEET ARRANGEMENTS
     There were no off-balance sheet arrangements during the three months ended April 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2007 — Six	Fiscal 2006 — Six
	Months	Months
	($)	($)	$ Change	% Change
Net Cash Used in Operating Activities	(278,910)	(1,079,243)	800,333	74.2
Cash Flow from Investing Activities	96,474	27,300	69,174	253.4
Cash Flow from Financing Activities	159,356	1,058,251	(898,895)	(84.9)
     Net cash used in operating activities in Fiscal 2007 — First Six Months was due primarily to our Net Income and non-cash charges for depreciation and amortization of $2,369, a foreign currency exchange loss of $79,794, a decrease in prepaid expenses of $18,070 and an increase in accounts payable and accrued expenses of 485,103 offset by a decrease in advances from distributors of $51,454 and forgiveness of indebtedness of $3,186,774.
     Net cash provided by investing activities in Fiscal 2007-First Six Months represented monies advanced to us by our principal stockholder.
     Net cash provided by financing activities in Fiscal 2007-First Six Months was due to $159,356 advanced to us through term loans. This amount is significantly less than Fiscal 2006-First Six Months as we did not have any projects in development and had substantially lower operating expenses during Fiscal 2007-First Six Months.
     At April 30, 2007, we had approximately $7,176 in cash. At June 12, 2007, we had approximately $12,000 in cash. We do not believe that the amount of cash that we had on hand at June 12, 2007 is sufficient to fund our operations through April 30, 2008. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, payments from Vivendi Visual Entertainment from the distribution of our DVDs and third party lenders to fund our operations. During Fiscal 2007, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through June 30, 2008. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

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
     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at May 31, 2007 plus accrued interest was approximately $152,690. The original maturity date of the loan was August 21, 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. On March 27, 2007, we signed a Forbearance Agreement with the bank pursuant to which we paid them $10,000 of the outstanding loan balance and agreed to pay them $2,250 per month on the 15th day of each calendar month through April 15, 2008 and the entire remaining unpaid principal balance of the loan plus accrued interest and attorneys’ fees on or before that date. In exchange for these agreements, the bank agreed to forbear from exercising its rights under the loan documents or taking further action to collect the amounts due. As we presently do not have sufficient cash on hand to repay this loan, if we fail to adhere to this payment schedule, we may be faced with the bank’s election to charge default interest at a rate of 12% per annum, charge collection costs and/or sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note is reflected as a current liability in our April 30, 2007 Consolidated Balance Sheet. We are presently in discussions with the bank regarding an extended payment plan.
     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $1,957,681 that are presently past due.
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
     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, Mr. Schwartz, has extended short-term loans to us and our operating subsidiaries for working capital purposes, of which $150,191 remained outstanding as of April 30, 2007.
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
Item 3A(T). Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of April 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.
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
Item 3. Defaults Upon Senior Securities
     We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan was in technical default of this loan agreement from that date. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. As of May 31, 2007, the total outstanding balance of this loan, including accrued interest, was approximately $152,690. On March 27, 2007, we signed a Forbearance Agreement with the bank pursuant to which we paid them $10,000 of the outstanding loan balance and agreed to pay them $2,250 per month on the 15th day of each calendar month through April 15, 2008 and the entire remaining unpaid principal balance of the loan plus accrued interest and attorneys’ fees on or before that date. In exchange for these agreements, the bank agreed to forbear from exercising its rights under the loan documents or taking further action to collect the amounts due. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank’s election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability on our April 30, 2007 Consolidated Balance Sheet.
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

31.1
Certification dated June 14, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

32.1
Certification dated June 14, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMEDIA ENTERTAINMENT GROUP, INC.
Date: June 14, 2007	/s/ Christopher Schwartz
Christopher Schwartz
Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)