Form 10QSB
period 2007-07-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2007-09-14
CIK 1163680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended July 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File No. 000-49865
TriMedia Entertainment Group, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	14-1854107
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

333 East Lancaster Avenue, Suite 411
Wynnewood, Pennsylvania (Address of principal executive offices)	19096 (Zip Code)
(215) 426-5536
(Issuer’s Telephone Number, including Area Code)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. ☑ Yes ☐ No
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). : Yes ☐ No ☑
There were 47,710,012 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, at September 14, 2007.

TRIMEDIA ENTERTAINMENT GROUP, INC.
INDEX

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2007 AND OCTOBER 31, 2006

	July 31,	October 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,276	$30,256
Prepaid expenses	8,748	18,070

	12,024	48,326

PROPERTY AND EQUIPMENT — Net	12,329	15,883

TOTAL ASSETS	$24,353	$64,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Term loans	$4,277,105	$4,091,396
Line of credit	—	3,106,980
Accounts payable and accrued expenses	2,215,608	1,471,073
Taxes payable	17,501	17,501
Advances from distributors	376,762	424,932
Due to stockholder	167,197	53,723
Deferred revenue	10,400	12,800

	7,064,573	9,178,405

LOANS PAYABLE — STOCKHOLDER	1,100,000	1,100,000

TOTAL LIABILITIES	8,164,573	10,278,405

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,710,011 shares issued and outstanding in 2007 and 2006	4,769	4,769
Additional paid-in capital	13,276,312	13,276,312
Accumulated deficit	(21,421,301)	(23,495,277)

TOTAL STOCKHOLDERS’ DEFICIT	(8,140,220)	(10,214,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,353	$64,209

     See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
NET REVENUE	$14,967	$—	$182,251	$41,338

DIRECT COSTS	18,548	233,396	140,201	522,445

GROSS PROFIT (LOSS)	(3,581)	(233,396)	42,050	(481,107)

OPERATING EXPENSES	296,521	616,414	1,080,478	1,879,591

LOSS FROM OPERATIONS	(300,102)	(849,810)	(1,038,428)	(2,360,698)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	—	(75,705)	(79,794)	(160,201)
Forgiveness of indebtedness	—	—	3,186,774	—
Miscellaneous income (expense)	1	135	5,424	388

	1	(75,570)	3,112,404	(159,813)

NET (INCOME) LOSS	$(300,101)	$(925,380)	$2,073,976	$(2,520,511)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.02)	$0.04	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES	47,710,011	47,335,011	47,740,011	47,115,011

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,073,976	$(2,520,511)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Foreign currency exchange (gain) loss	79,794	160,201
Common stock issued for services	—	39,000
Warrants issued for expenses	—	1,000
Forgiveness of indebtedness	(3,186,774)	—
Depreciation and amortization	3,554	133,275
(Increase) decrease in assets
Miscellaneous receivable	—	16,547
Film costs	—	(64,045)
Prepaid expenses	9,322	286,906
Other assets	—	18,070
Increase (decrease) in liabilities
Accounts payable and accrued expenses	782,957	39,285
Advances from distributors	(48,170)	60,420
Deferred revenue	(2,400)	10,415

Net cash used in operating activities	(287,741)	(1,819,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to stockholder	113,474	52,300

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings term loans	147,287	1,787,685

NET INCREASE (DECREASE) IN CASH	(26,980)	20,548

CASH — BEGINNING OF PERIOD	30,256	34,703

CASH — END OF PERIOD	$3,276	$55,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest	$53,500	$62,074

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for prepaid expenses	$—	$120,000

Conversion of accrued expenses into term loan	$38,422	$—

See accompanying notes to consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 1 — FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. (“Trimedia”) and Subsidiaries (collectively, “the Company”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 which the Company filed with the Securities and Exchange Commission on March 1, 2007 (the “Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended July 31, 2007 may not necessarily be indicative of the operating results expected for the full year.
Basis of Presentation
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.
Loss Per Share
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three months and nine months ended July 31, 2007 and 2006, the basic and diluted income (loss) per share are the same, since the assumed conversion of stock options and warrants would be antidilutive. The common stock equivalents were not assumed exercised as of July 31, 2007 since the exercise prices exceeded the average fair market value price per share.
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB No. 108 in fiscal 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on their consolidated financial statements.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 1 — FINANCIAL STATEMENTS (Continued)
Recently Issued Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact their consolidated financial position and results of operations.
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
Since its inception, the Company has incurred significant losses and, as of July 31, 2007 had accumulated losses of $21,421,301. For the nine months ended July 31, 2006, the Company’s net income was $2,073,976 which included $3,186,774 of debt forgiveness. In addition, the Company had negative working capital of $7,052,549 at July 31, 2007. The Company may incur further operating losses and experience negative cash flow in the future. Achieving profitability and positive cash flow depends on the Company’s ability to generate sufficient revenues from its films and recording studio and its ability to raise additional capital. There can be no assurances that the Company will be able to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 2 — GOING CONCERN (Continued)
The Company has outstanding debt in the aggregate principal amount of approximately $5,377,105 as of July 31, 2007. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $4,277,095 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue to grow the business. As the Company’s operations grow, the Company’s financing requirements are expected to grow proportionately and the Company projects the continued use of cash in operating activities for the foreseeable future. Therefore, the Company is dependent on continued access to external sources of financing. The current financing strategy is to pursue loans and to sell equity securities to raise a substantial amount of working capital. The Company also plans to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. The Company plans to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. The Company plans to outsource required services and functions whenever possible. The Company also plans to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. The Company believes that it will be necessary to raise at least $10,000,000 in order to meet the anticipated cash requirements through July 31, 2008. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to delay its plans to grow its business and the Company will rely on its net revenues to fund its operations.
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
NOTE 3 — LOAN PAYABLE — STOCKHOLDER
Loans payable — stockholder consist of an unsecured demand note payable to Christopher Schwartz, accruing interest at 7% per annum. Interest expense, associated with this note for the three months ended July 31, 2007 and 2006 was $19,250 and $57,750 for the nine months ended July 31, 2007 and 2006. Christopher Schwartz does not intend to call this note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.
NOTE 4 — TERM LOANS
During the year ended October 31, 2006, the Company borrowed approximately $1,947,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum through October 1, 2006, at which time the interest rate increases to 21% per annum, is due monthly with outstanding principal to be paid in a lump sum on May 30, 2006. The maturity date had been extended through October 31, 2006 and has now been extended through February 1, 2008. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of July 31, 2007, approximately $685,000 of interest is in arrears and recorded as part of accrued expenses. The total outstanding balance of the convertible term loans as of July 31, 2007 is $4,126,888.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 4 — TERM LOANS (Continued)
On March 27, 2007, the Company entered into a forbearance agreement with a bank. Pursuant to the agreement, the Company converted accrued interest and legal fees of $38,422 into the principal balance of a $126,708 loan that was in default. At closing, the Company made a loan payment of $10,000 and agreed to pay $2,250 per month through April 15, 2008. On April 15, 2008, all unpaid principal and interest are due in full. The interest accrues at a rate of 8% per annum. The outstanding loan balance as of July 31, 2007 is $150,217. This loan is secured by assets of the Company and is guaranteed by a stockholder.
NOTE 5 — LINE OF CREDIT
In December 2006, the line of credit was paid off in full with the third party funds held on deposit with the lender, resulting in forgiveness of debt of $3,186,774.
NOTE 6 — DUE TO STOCKHOLDER
Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand with no stated interest rate.
NOTE 7 — INCOME TAXES
There is no income tax benefit for the losses for the three and nine months ended July 31, 2007 and 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.
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
There were no stock options or warrants granted during the nine months ended July 31, 2007.

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 8 — STOCK BASED COMPENSATION (Continued)
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
A summary of options is as follows:
The options that are exercisable at April 30, 2007 are summarized as follows:

Weighted
	Average	Number of Options
	Remaining	Currently	Weighted Average
Option Price	Contractual Life	Exercisable	Exercise Price
$0.03 to $1.50	7.12 years	6,828,825	$0.72
A summary of the warrants issued by the Company is as follows:

	Number of	Option Price Per	Weighted Average
	Shares	Share Range	Exercise Price
Warrants outstanding at October 31, 2006	5,915,042	$0.45 to $1.50	$0.68
Expired	(488,375)	$1.00 to $1.50	(0.02)

Warrants outstanding at July 31, 2007	5,426,667	$0.45 to $1.50	$0.66

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 8 – STOCK BASED COMPENSATION (Continued)
Warrants that are exercisable at April 30, 2007 are summarized as follows:

Weighted
	Average	Number of Warrants
	Remaining	Currently	Weighted Average
Warrant Price	Contractual Life	Exercisable	Exercise Price
$0.45 to $1.50	1.96 years	5,426,667	$0.66
NOTE 9 – BUSINESS SEGMENTS
The Company follows SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information, which requires the Company to provide certain information about their operating segments. The Company has two reportable segments: recording studio and film production.

Three Months Ended	Recording	Film	Segment		Consolidated
July 31, 2007	Studio	Production	Total	Corporate	Total
Net sales	$5,600	$9,367	$14,967	$—	$14,967
Loss from operations	17,873	32,800	50,673	249,429	300,102
Total assets	173	22,692	22,865	1,488	24,353
Depreciation and amortization	—	1,185	1,185	—	1,185
Capital expenditures	—	—	—	—	—

Three Months Ended July 31, 2006
Net sales	$—	$—	$—	$—	$—
Loss from operations	274,428	96,497	370,925	478,885	849,810
Total assets	150,451	285,582	436,033	100,429	536,462
Depreciation and amortization	43,206	1,219	44,425	—	44,425
Capital expenditures	—	—	—	—	—

TRIMEDIA ENTERTAINMENT GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)
NOTE 9 – BUSINESS SEGMENTS (Continued)

Nine Months Ended	Recording	Film	Segment		Consolidated
July 31, 2007	Studio	Production	Total	Corporate	Total
Net sales	$20,639	$161,622	$182,251	$—	$182,251
Loss from operations	72,518	86,006	158,524	879,904	1,038,428
Total assets	173	22,692	22,865	1,488	24,353
Depreciation and amortization	—	3,554	3,554	—	3,554
Capital expenditures	—	—	—	—	—

Nine Months Ended July 31, 2006
Net sales	$—	$41,338	$41,338	$—	$41,338
Loss from operations	662,376	214,464	876,840	1,483,858	2,360,698
Total assets	150,451	285,582	436,033	100,429	536,462
Depreciation and amortization	129,617	3,658	133,275	—	133,275
Capital expenditures	—	—	—	—	—

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Reconciliations	2007	2006	2007	2006
Total segment operating loss	$50,673	$370,925	$158,524	$876,840
Corporate overhead expenses	249,429	478,885	879,904	1,483,858
Other (income) expense	(1)	75,570	(3,112,404)	159,813

Total consolidated net income (loss)	$300,101	$925,380	$(2,073,976)	$2,520,511

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
Overview
     We are a multimedia entertainment company that has film and music operations. In Fiscal 2006, as our distribution agreements with Sony BMG wound down, we began to distribute our films and CDs through agreements with our new distribution partners. In Fiscal 2006, we released a CD by our music artist Kulcha Don through our distribution agreement with Fontana Distribution, LLC, a division of Universal Music Group, released a new movie, Money, Power, Respect , under our distribution deal with Vivendi Visual Entertainment, a division of Universal Music Group Distribution, and released a CD by our music artist, Kristy Frank , through our distribution agreement with Fontana Distribution LLC.
     In Fiscal 2007, we have released Death Before Dishonor and intend to release Turntable and several additional firms under our distribution deal with Vivendi Visual Entertainment. We also hope to release several of these films internationally and to distribute them through cable television. In March 2007, we agreed to allow Kristy Frank , our music artist, to take title to ten master recordings of songs that she recorded for us in exchange for the right to receive a fixed fee ranging from $50,000 to $75,000 plus additional royalties if she signs a recording agreement with another company. We also recognized Other Income of $3,186,774 as a result of forgiveness of indebtedness when collateral of a third party was used by our lender to satisfy all amounts due on an outstanding line of credit. This Other Income did not result in any cash receipts and we do not anticipate earning Other Income at this level in future periods.
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
Results of Operations
Three Months Ended July 31, 2007 (Fiscal 2007-Third Quarter) vs. Three Months Ended July 31, 2006 (Fiscal 2006).

	Fiscal 2007	Fiscal 2006
	Third Quarter	Third Quarter
	($)	($)	$ Change	% Change
Net Loss	300,101	925,380	(625,279)	(67.6)
Net Loss From Operations	300,102	849,810	(549,708)	(64.7)
Net Revenue	14,967	-0-	14,967	100.0
Direct Costs	18,548	233,396	(214,848)	(92.1)
Operating Expenses	296,521	616,414	(319,893)	(51.9)
Other Income (Expense)	1	(75,570)	(75,571)	(100.0)
     The $547,708 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and Direct Costs and an increase in Net Revenue.
     The $14,967 increase in Net Revenues primarily resulted from the distribution of the Money, Power, Respect and Death Before Dishonor DVDs in the current period.

     The $214,848 decrease in Direct Costs was a result of no new artists in development or new film projects during the current period and our efforts to contain Direct Costs during the current period. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.
     The $319,893 decrease in Operating Expenses was primarily due to a $4,599 decrease in insurance, a $76,376 decrease in consulting fees, a $30,532 decrease in rent and utility expenses, a $3,961 decrease in travel expenses, a decrease of $22,602 in office and miscellaneous expense, a decrease of $43,240 in depreciation expense, a decrease of $36,707 in interest expense and a $109,462 decrease in salary and related costs offset by an increase of $8,283 in professional expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.
     The $75,571 decrease in Other Expense was primarily due to the fluctuation in the foreign currency exchange rate related to a line of credit facility.
Nine Months Ended July 31, 2007 (Fiscal 2007-Third Quarter) vs. Nine Months Ended July 31, 2006 (Fiscal 2006).

	Fiscal 2007	Fiscal 2006
	Nine Months	Nine Months
	($)	($)	$ Change	% Change
Net Income (Loss)	2,073,976	(2,520,511)	4,594,487	182.3
Net Loss From Operations	1,038,428	2,360,698	(1,322,270)	(56.0)
Net Revenue	182,251	41,338	140,913	340.9
Direct Costs	140,201	522,445	(382,244)	(73.2)
Operating Expenses	1,080,478	1,879,591	(799,113)	(42.5)
Other Income (Expense)	3,112,404	(159,813)	3,272,217	204.8
     The $4,594,487 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and Direct Costs and an increase in Net Revenue.
     The $140,913 increase in Net Revenue primarily resulted from the fact that Net Revenue was realized from the distribution of the Money, Power, Respect and Death Before Dishonor DVDs during the first nine months of Fiscal 2007.
     The $382,284 decrease in Direct Costs was a result of a reduction in the costs incurred related to the development of new artists. During Fiscal 2006 — Nine Months, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2007 — Nine Months. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.
     The $799,113 decrease in Operating Expenses was primarily due to a decrease of $26,577 in professional fees, a $271,450 decrease in consulting fees, a $64,538 decrease in rent & utilities expenses, a decrease of $129,721 in depreciation expense, and a $309,701 decrease in salaries and related costs, a $ 39,748 decrease in office & sundry expenses offset by a $38,932 increase in interest expense and an $3,933 increase in insurance expense. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.
     The $3,272,217 increase in Other Income was primarily due to forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lenderand a decrease in foreign exchange loss . We do not anticipate that this noncash Other Income will continue in future periods.
Off -Balance Sheet Arrangements
     There were no off-balance sheet arrangements during the three months ended April 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
Changes in Financial Position, Liquidity and Capital Resources.

	Fiscal 2007	Fiscal 2006
	Nine Months	Nine Months
	($)	($)	$ Change	% Change
Net Cash Used In Operating Activities	(287,741)	(1,819,437)	1,531,696	(84.2)

Cash Flows from Investing Activities	113,474	52,300	61,174	117.0

Cash Flows from Financing Activities	147,287	1,787,685	(1,640,,398)	(91.8)
Net cash used in operating activities in Fiscal 2007 — First Nine Months was due primarily to our Net Income and non-cash charges for depreciation and amortization of $ 3,554 , a foreign currency exchange loss of $79,794 a decrease in prepaid expenses of $9,322- and an increase in accounts payable and accrued expenses of $782,957 offset by a decrease in advances from distributors of $-48,170 and forgiveness of indebtedness of $3,186,774.
     Net cash provided by investing activities in Fiscal 2007-First Nine Months represented monies advanced to us by our principal stockholder.
     Net cash provided by financing activities in Fiscal 2007-First Nine Months was due to $147,287-advanced to us through term loans. This amount is significantly less than Fiscal 2006-First Nine Months as we did not have any projects in development and had substantially lower operating expenses during Fiscal 2007-First Nine Months.
     At July 31, 2007, we had approximately $3,276 in cash. At September 12, 2007, we had approximately $9,000 in cash. We do not believe that the amount of cash that we had on hand at September 12, 2007 is sufficient to fund our operations through July 31, 2008. We have principally relied on equity financing and loans from our principal stockholder, distributions from Charles Street, our co-venture with Sony BMG, payments from Vivendi Visual Entertainment from the distribution of our DVDs and third party lenders to fund our operations. During Fiscal 2007, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to obtain financing to fund our operations for the next twelve months and will consider sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $10,000,000 in order to meet our anticipated cash requirements through September 30, 2008. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.
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
     In addition to the financing that we need to implement our business plan, we are in default on a loan in the original principal amount of $162,000 that Metropolitan, our subsidiary, received from a bank. The current principal balance of the loan at May 31, 2007 plus accrued interest was approximately $152,690. The original maturity date            of the loan was August 21, 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan without the prior written consent of the bank is an event of default. The share exchange transaction that occurred in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. On May 10, 2004, the bank demanded payment in full of the outstanding principal balance of the loan plus all accrued interest on the loan in the approximate amount of $14,500 for the aggregate amount of approximately $147,100 by August 17, 2004. On March 27, 2007, we signed a Forbearance Agreement with the bank pursuant to which we paid them $10,000 of the outstanding loan balance and agreed to pay them $2,250 per month on the 15 th day of each calendar month through April 15, 2008 and the entire remaining unpaid principal balance of the loan plus accrued interest and attorneys’ fees on or before that date. In exchange for these agreements, the bank agreed to forbear from exercising its rights under the loan documents or taking further action to collect the amounts due. As we presently do not have sufficient cash on hand to repay this loan, if we fail to adhere to this payment schedule, we may be faced with the bank’s election to charge default interest at a rate of 12% per annum, charge collection costs and/or sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. The total outstanding amount of this note( $150,217) is reflected as a current liability in our July 31,,2007 Consolidated Balance Sheet. We are presently in discussions with the bank regarding an extended payment plan.
     In addition, we have accounts payable and accrued expenses in the aggregate amount of approximately $2,215,608 that are presently past due.

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
     We have received loans in the aggregate principal amount of $1,100,000 from Christopher Schwartz, our Chairman, Chief Executive Officer and principal stockholder. These obligations are documented by a demand note payable which accrues interest at the rate of 7% per annum. In addition, Mr. Schwartz, has extended short-term loans to us and our operating subsidiaries for working capital purposes, of which $167,197 remained outstanding as of July 31,2007.
     Accordingly, approximately $8,000,000 from the net proceeds of any additional financing will be used to satisfy our existing loans and obligations that have matured or will mature in the next twelve months
     The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $10,000,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of future film production under the Charles Street co-venture with Sony, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.
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
Item 3A(T). Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of July 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective.
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
Item 1. Legal Proceedings.
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
Item 3. Defaults Upon Senior Securities.
     We are presently in technical default on a loan in the principal amount of $162,000 which Metropolitan, our subsidiary, received from a bank. The loan has a maturity date of August 2006. The loan is payable in monthly installments of $1,965, including accrued interest at a rate of 8% per annum, with a lump sum payment due at maturity of $99,858. The loan is collateralized by all assets of Metropolitan and a personal guarantee by Christopher Schwartz. The loan agreement includes a provision that states that any change of ownership of 25% or more of the common stock of Metropolitan is an event of default. The share exchange transaction in October 2002 resulted in a change in ownership of all of the issued and outstanding common stock of Metropolitan. Accordingly, Metropolitan was in technical default of this loan agreement from that date. Upon default, the bank, at its option, may increase the interest rate four basis points, demand payment in full of the outstanding principal balance of the loan plus all accrued interest thereon, and may hold Metropolitan liable for all collection costs that it incurs. As of May 31, 2007, the total outstanding balance of this loan, including accrued interest, was approximately $152,690. On March 27, 2007, we signed a Forbearance Agreement with the bank pursuant to which we paid them $10,000 of the outstanding loan balance and agreed to pay them $2,250 per month on the 15 th day of each calendar month through April 15, 2008 and the entire remaining unpaid principal balance of the loan plus accrued interest and attorneys’ fees on or before that date. In exchange for these agreements, the bank agreed to forbear from exercising its rights under the loan documents or taking further action to collect the amounts due. As we presently do not have sufficient cash on hand to repay this loan, if the bank elects to demand repayment, then we may be faced with the bank’s election to sell a sufficient amount of the assets of Metropolitan to raise the funds necessary to repay this loan. Any such action would have a material adverse effect on our operations. Since Metropolitan did not receive a waiver from the bank, the total outstanding amount of this note is reflected as a current liability on our July 31, 2007 Consolidated Balance Sheet.
Item 6. Exhibits

31.1	Certification dated September 14, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

32.1	Certification dated September 14, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMEDIA ENTERTAINMENT GROUP, INC.

Date: September 14, 2007	/s/ Christopher Schwartz Christopher Schwartz Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)