Form 10KSB
period 2007-10-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2008-01-29
CIK 1163680

1





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007        COMMISSION FILE NO. 000-49865
------------------------------------------        -----------------------------

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                 14-1854107
---------------------------------                        -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                        115 East 57th Street, 11th Floor
                                  New York, NY

               (Address of principal executive offices, Zip Code)

                                  917.546.6640
                (Issuer's Telephone Number, including Area Code)

        SECTION REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE.



SECURITIES REGISTERED PURSUANT TO                 NAME OF EACH EXCHANGE
    SECTION 12(G) OF THE ACT:                     ON WHICH REGISTERED:

Common Stock, par value $.0001 per share                None

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days. YES |X| NO |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

         The registrant's revenues for the most recent fiscal year were $245,488.

         The aggregate market value of the voting common stock held by non-affiliates of the issuer, as of January 25, 2008 was approximately $412,958(based on the average closing bid and asked prices of the registrant's common stock in the over-the-counter market).

         As of January 25, 2008, 93,710,012 shares of the registrant's common stock, par value $.0001 per share, were issued and outstanding. Documents Incorporated by Reference: None.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
PART I
     ITEM 1. DESCRIPTION OF BUSINESS                                          3
     RISK FACTORS                                                             6
     ITEM 2. DESCRIPTION OF PROPERTY                                          10
     ITEM 3. LEGAL PROCEEDINGS                                                10
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS         10
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS                             11
     ITEM 7. FINANCIAL STATEMENTS                                             14
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              14
     ITEM 8A. CONTROLS AND PROCEDURES                                         14
     ITEM 8B. OTHER INFORMATION                                               15

PART III
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH 16 (A) OF THE EXCHANGE ACT                       15
     ITEM 10. EXECUTIVE COMPENSATION                                          16
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  17
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS            18

     ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K                                         18
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          22
     FINANCIAL STATEMENTS                                                    F-1

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


GENERAL

This document relates entirely to the period prior to the restructuring discussed below and change of management. It is for this reason Christopher Schwartz our former Chief Executive Officer and Chief Financial Officer through all of the period covered by this Report has been designated interim Co-Chief Executive Officer and interim Co- Chief Financial Officer solely for purposes of executing this Report and related certifications.


                                     PART I
 ITEM 1. DESCRIPTION OF BUSINESS

REORGANIZATION

On October 1, 2007 the Company entered into an Agreement and Plan of Merger (the " Merger Agreement") by and among the Company, TriMedia Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary") and VGB Media, Inc. (VGB"). On that date the Company also entered into a Restructuring Agreement, by and among the Company, 1025 Investments, Inc., IL Resources, Inc., Christopher Schwartz, SPH Investments; Capital Growth Investments and Rufftown Entertainment, Inc. (the "Restructuring Agreement").

As of November 16, 2007 all the transactions under the Merger Agreement closed (the "Closing"). As provided for in the Merger Agreement, the merger ("Merger") of Merger Subsidiary into VGB with VGB as the surviving corporation has been completed. In connection with the Merger, the shareholder of VGB received 10,000 shares of our newly authorized Series A Convertible Preferred Stock ("Preferred Shares"). Each share is convertible into 6,418 shares of our Common Stock or a total of 64,180,000 shares of our Common Stock. This represents 40 % of our shares on the Closing on a fully diluted basis as defined in the Merger Agreement (assuming conversion of the Preferred Shares on such date). The Preferred Shares will have voting rights equivalent to the Common Stock into which these shares are convertible. VGB is a newly formed company with substantially no assets or liabilities. It has entered into a distribution agreement and intends to engage in the production, distribution and marketing of entertainment related content after the Merger.

As a further condition of the Closing, we completed a restructuring pursuant to the terms of the Restructuring Agreement. As a result of the restructuring: (i) certain creditors of the Company converted a portion of their indebtedness into 46,000,000 shares of Common Stock of the Company; (ii) all the assets of Company, including ownership of all our operating subsidiaries,were contributed to a newly formed Delaware corporation ("Newco") in which ((A) the Company has a 19% economic interest owned through a class of non-voting common stock with an option to acquire additional interests and (B) the aforesaid creditors (I) initially have an 81% economic interest and the full voting interest represented by a class of voting common stock and (II) a $4,800,000 preference represented by a newly designated series of preferred stock of Newco and (iii) significantly all liabilities of Parent prior to the closing date or arising from the continuing business were assumed by Newco.

The foregoing description of the Merger and the restructuring is qualified in its entirety by reference to the Merger Agreement and its exhibit and the Restructuring Agreement and its exhibits all filed as Exhibits.

Aside from our interest in Newco, after the Merger and closing of the restructuring, our business consists of the entertainment related business VGB intends to conduct. VGB is a start-up and plans to originate, acquire and exploit entertainment related content in the area of Music, Film, TV, Video Games and Live Event Performance. It will distribute content through physical distribution channels as well as through digital methods utilizing the internet. It has entered into one distribution agreement which at the moment is inactive.

Our mailing address is 115 East 57th Street, 11th Floor New York, NY .

BUSINESS IN FISCAL 2007

AS A RESULT OF THE RESTRUCTURING, THE DESCRIPTION OF THE COMPANY'S BUSINESS IN FISCAL 2007 AND THE FINANCIAL STATEMENTS OF THE COMPANY FOR FISCAL 2007 FILED HEREWITH HAVE LITTLE RELEVANCE TO THE COMPANY'S ONGOING BUSINESS.


GENERAL

    Prior to the Restructuring, we were a multimedia entertainment company with a focus on developing entertainment content. We developed, produced and distributed music, motion picture and other filmed entertainment content through our operating subsidiaries.

     We had identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world's fastest growing consumer entertainment product, the digital video disc ("DVD"). The percentage of DVD unit sales has increased in market share for entertainment content delivery to consumers faster than any format in entertainment history. The DVD has received overwhelming market acceptance and response. The music industry has used the DVD to enhance the sale of its products. Many music fans have responded favorably to concert DVD's and music video DVD's of their favorite artists. It was the vision of Christopher Schwartz, our former Chairman, Chief Executive Officer and principal stockholder, to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission was to become an independent multimedia entertainment company combining state-of-the-art technologies with creative product that meets the growing demand of today's market.

SUMMARY OF RECENT OPERATIONS

In Fiscal 2006, as our distribution agreements with Sony BMG wound down, we began to distribute our films and CDs through agreements with our new distribution partners. In Fiscal 2006, we released a CD by our music artist KULCHA DON through our distribution agreement with Fontana Distribution, LLC, a division of Universal Music Group: released a new movie, MONEY, POWER, RESPECT , under our distribution deal with Vivendi Visual Entertainment, a division of Universal Music Group Distribution, and released a CD by our music artist, KRISTY FRANK , through a distribution agreement with Fontana Distribution LLC.

 In Fiscal 2007, we released DEATH BEFORE DISHONOR We intended to release TURNTABLE and several additional firms under our then distribution deal with Vivendi Visual Entertainment but were unable to do so. We only recognized a total of approximately $ 245,000 in revenue from operations in fiscal 2007 which was derived from Film related income of approximately $221,000 and Music related income of approximately $24,000. In August 2007, we terminated our deal with Turntable.

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

Any amounts paid pursuant to the foregoing arrangements will be paid to Newco.

FILMS

     Ruffnation Films LLC ("Ruffnation Films") operated our film division. Ruffnation Films produced, distributed and marketed feature-length DVD films and movies, taking projects from initial creative development through principal photography, post-production, distribution and ancillary sales.

     Ruffnation Films produced low budget films with plots and marquee name music artists that are relevant to the mainstream youth culture, particularly the Pop, Hip-Hop and Urban Music audience. Ruffnation Films will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers. These would have included select projects approved by Universal Music Group Distribution Corp.
("UMGD") to be produced or acquired and distributed through UMGD.

     In June 2006, Ruffnation Films Releasing, LLC ("RFR") entered into a Videogram Manufacturing and Distribution Agreement with UMGD pursuant to which Vivendi Visual Entertainment, a division of UMGD, would distribute films which we acquire or produce in the DVD/Home Video format to retailers and consumers located in the United States. UMGD had the exclusive right to distribute films owned or controlled by Christopher Schwartz, Richard Murray or us.. UMGD was entitled to receive a distribution fee..

In July, 2006, RFR delivered the first film to UMGD under this agreement, MONEY, POWER, RESPECT and in November 2006, RFR delivered DEATH BEFORE DISHONOR to UMGD under this agreement. The Company failed to deliver the minimum product commitment and as of May 14, 2007 UMGD exercised its right to suspend the agreement until the Company fulfills its delivery obligation.

FILM PRODUCTION

Our goal was to produce quality films in the low budget range with total costs of $50,000 to $3,000,000 per film. Our current strategic plan calls for the acquisition, production or co-production of six to ten films annually. Lack of financing prevented the achievement of this goal. In August 2007, we terminated our deal with Turntable.


MUSIC

     Ruffnation Music, Inc. ("Ruffnation Music") operated our music division. A popular music record company depends on its ability to sign and retain artists who will appeal to popular taste over a period of time.

     On June 8, 2005, RuffNation Music, Inc. entered into a record distribution agreement for our independent music productions with Fontana Distribution LLC, a division of Universal Music Group. The first commercial album release was the SPIN DOCTORS album entitled NICE TALKING TO ME in 2005 . In October 2005, we released a CD by our music artist KULCHA DON entitled IT'S ALL ABOUT YOU, and in July 2006, we released a CD by our music artist KRISTY FRANK entitled KRISTY FRANK . Any CDs were distributed by Fontana. In March 2007, we agreed to allow KRISTY FRANK , our music artist, to take title to ten master recordings of songs that she recorded for us in exchange for the right to receive a fixed fee ranging from $50,000 to $75,000 plus additional royalties if she signs a recording agreement with another company.


STUDIO OPERATIONS
     Metropolitan Recording Inc. ("Metropolitan") operated our studio operations, which provided support for the in-house recording of our artists. Metropolitan had access to an audio recording facility that provides us with "start to finish" music recording services. Metropolitan had access to a studio and was capable of tracking to tape or digitally. The studio featured custom acoustical design treatments, which provide a critically accurate listening environment. Metropolitan also included fully equipped digital film and editing facilities for film, video and television productions. We viewed the studio operations principally as a catalyst to attract artists and to record their products in-house.


COMPETITION
     The entertainment industry is highly competitive. We will compete with other companies for artists, airtime and space in retail outlets. Even after devising and implementing a new plan, we will not in foreseeable future, to a significant participant in the marketplace. We will face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We will ,depending upon our plan, compete with the major media and entertainment companies and studios, numerous independent motion picture, recorded music, music publishing and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing.

EMPLOYEES

     As of October 31, 2007, we had two full-time employees in our operations. After the merger and reorganization we had no employees.

RISK FACTORS

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects

WE ARE CURRENTLY A DEVELOPMENT STAGE COMPANY WITH NO PLAN, REVENUE OR ASSETS.

 As a result of the Merger and Restructuring we have no operations other than our minority interest in Rufftown. We therefore are in effect in a position as a start-up company with all the risks associated therewith. Our only activity has been to enter into a distribution agreement under which there has been no activity. While our general intention is to originate, acquire and exploit entertainment related content in the area of music, film, television, video games and live event performance to be distributed through physical distribution channels and digital methods utilizing the internet. We nevertheless have not formulated specific plans. There is no assurance we will formulate such plans, and, if formulated, we will be able to successfully implement such plan and operate profitably. This is particularly so, given the tremendous technology and taste changes which have transformed the industry, so that prior precedents may no longer be applicable.

OTHER THAN RECENT DOCUMENTS YOU CAN NOT RELY ON REPORTS FILED WITH THE SECURITIES & EXCHANGE COMMISSION TO UNDERSTAND THE COMPANY.

This Report and any future amendments as well as, all the reports and other documents filed with the Securities & Exchange Commission prior October 31, 2007 related to business and transactions of the Company no longer relevant as a result of the Restructuring..

WE HAVE HAD LOSSES, AND WE CANNOT ASSURE FUTURE PROFITABILITY.

We have reported losses for the last three fiscal years. Our audited accumulated deficit was approximately $21,587,000 at October 31, 2007. While all our financial statements relate to our prior operations, as indicated our sole operations are the new startup operations. We will continue to be characterized as a going concern. We cannot assure you that we will ever be profitable.

WE FACE SUBSTANTIAL PRESENT AND CONTINUING CAPITAL REQUIREMENTS
AND FINANCIAL RISKS.

Our business requires a substantial investment of capital. The production, acquisition and distribution of content, require a significant amount of capital. As of the closing, our cash position was zero and we had significant liability in connection with the closing. Because we cannot rely on funds generated by operations we require additional to meet our, working capital requirements of any plan developed. Therefore our ability to commence operations is dependent upon this financing. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition. Moreover a significant amount of time may elapse between our expenditure of funds and the receipt of revenue from our business. This time lapse requires us to fund a significant portion of our capital requirements from other financing sources. We may not be able to raise capital on terms that are favorable to us, if at all. Although we intend to to reduce the risks of our business we cannot assure you that we will be successful in implementing these arrangements.

The costs of producing and marketing films, television programs, music, video games have steadily increased and may further increase in the future, which may make it more difficult for content to generate a profit or compete against other content. The costs of producing and marketing entertainment content have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our business to generate a profit. If we cannot successfully exploit media, it could have a material adverse effect on our business, results of operations and financial condition. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, we may not be able to continue as a going concern.

NO PREDICTABILITY IN THE ENTERTAINMENT INDUSTRY.

OUR SUCCESS DEPENDS ON THE COMMERCIAL EXPLOITATION OF ENTERTAINMENT RELATED CONTENT, WHICH IS UNPREDICTABLE. Operating in the entertainment industry involves a substantial degree of risk. Each project is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of entertainment content depends on many factors, including the critical acclaim they receive, if at all, the format of their initial release, for example, the physical production and distribution of CDs, DVDs, and the digital distribution of music and video files as well as the digital transmission of content through the internet. In the case of films and television, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of entertainment related content also depends upon the quality and acceptance of content that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON KEY PERSONNEL AND THE RECRUITMENT OF ADDITIONAL
EXPERIENCED PERSONNEL.

Our success will initially depend on the services of Jason Meyers, our CEO. The loss of the services of Mr. Meyers will have a material adverse effect on our business, results of operations and financial condition. Mr. Meyers has no experience in any of the business segments that we are pursuing. We will depend on the services of additional experienced management to select and develop new investment and production opportunities in the entertainment industry. There are no assurances that we will be able to recruit and retain additional personnel. If we do not recruit additional experienced people to help us we may not be able to continue to pursue any efforts in the entertainment industry and it will have a material adverse effect on our business, results of operations and financial condition and most likely will have a negative affect on our ability to continue as a going concern.

WE WILL DEPEND ON THE SERVICES OF EXTERNAL PROVIDERS.

Failure to develop, promote and distribute our content will adversely affect our business. We will depend on developing relationships with service providers in the areas of promotion, production, distribution and marketing. There are no assurances that we will be able to retain the services of these providers on terms that are favorable to us, if at all. The decisions regarding the production, distribution, marketing and promotion of our content as well as the timing of release are important in determining success. If we are successful in retaining any of these service providers we have no control over the business and/or creative processes that are utilized by any of the providers we select. Our success depends on the ability of our service providers to carry out projects in a timely and efficient manner. Any decision by those distributors not to distribute or promote our content or to promote our competitors' content to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

WE WILL  FACE SUBSTANTIAL COMPETITION IN ALL ASPECTS OF THE ENTERTAINMENT
BUSINESS.

WE ARE AN INDEPENDENT PROVIDER OF ENTERTAINMENT RELATED CONTENT. As such we will constantly compete with major U.S. and international media companies most of which are part of large diversified corporate groups with vast financial recourses and a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their operations. Our competitors may be able to respond more quickly to new or emerging technologies and changes in the public's musical tastes and devote greater resources to identify, develop and promote and distribute and sell their content offerings than we can In addition, major media companies have more resources with which to compete for ideas and retain talent as well as for other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

WE MUST SUCCESSFULLY RESPOND TO RAPID TECHNOLOGICAL CHANGES AND ALTERNATIVE FORMS OF DELIVERY OR STORAGE TO REMAIN COMPETITIVE.

The entertainment industry in general and the motion picture television and music industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as Digital Video Recorders (DVRs), may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our content through these emerging technologies. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.


WE FACE RISKS FROM DOING BUSINESS INTERNATIONALLY.

We may choose to pursue opportunities outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations.

PROTECTING AND DEFENDING AGAINST INTELLECTUAL PROPERTY CLAIMS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights. We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We may also distribute our products in other countries in which there is no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

OTHERS MAY ASSERT INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US.

One of the risks of producing content in the entertainment business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed entertainment or intellectual property. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

OUR BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR MEDIA CONTENT, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

As a distributor of media content, we may face potential liability for:

     o    defamation;
     o    invasion of privacy;
     o    negligence;
     o    copyright or trademark infringement (as discussed above); and
     o other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

PIRACY OF CONTENT, INCLUDING DIGITAL AND INTERNET PIRACY WILL REDUCE HAVE A NEGATIVE AFFECT ON OUR BUSINESS.

Piracy is and is made easier by technological advances and the conversion of content into digital formats. This trend facilitates the creation, transmission and sharing of high quality content through unlicensed broadcasts on the internet. The proliferation of unauthorized transmission of these products will likely have an adverse effect on our business, because these products reduce the revenue we will receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO PENNY STOCK REGULATION.

Our common stock is traded on the OTC Bulletin Board and constitutes a penny stock under the Securities and Exchange Act. Our Units will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock. These rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock.

OUR STOCK PRICE IS EXTREMELY VOLATILE.

The price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as our ability to finance our operations, the status of legal proceedings against us, our inability to achieve commercialization of our products or enter into joint venture and licensing agreements, the operating and stock price performance of other companies that investors may deem comparable to us, and news relating to trends in our markets. In addition, the stock market in general, and the market for high technology stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ABSENCE OF DIVIDENDS.

We have never paid cash dividends on the common stock and because of substantial deficit may not legally do so. No cash dividends are expected to be paid on our common stock in the foreseeable future. Assuming we could eliminate the deficit, any future determination to declare or pay dividends will be at the discretion of the board of directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and other factors deemed relevant by the board of directors.


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



ITEM 2. DESCRIPTION OF PROPERTY

Our mailing address is 115 East 57th Street, 11th Floor New York, NY . We are using this facilty, which is the office of our principal stockholder, rent free. Upon the Restructuring all rental obligations are to be paid byNewco or the Company is entitled to reimbursement.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "TMEG.OB". MARKET INFORMATION .The following table presents the high and low bid prices per share of our common stock as quoted for the years ended October 31, 2007 and October 31, 2006 which information derived from internet sites..

Fiscal Year ended October 31, 2007

                                      High Bid         Low Bid
---------------------------------------------------------------
Quarter ended:

January 31, 2007                        .04              .01

April 30, 2007                          .02              .01

July 31, 2007                           .02              .01


October 31, 2007                        .02              .01



Fiscal Year ended October 31, 2006

                                       High Bid        Low Bid
------------------------------------------------------------------

Quarter ended:

January 31, 2006                        .085             .07

April 30, 2006                          .078             .06

July 31, 2006                           .062            .041

October 31, 2006                        .042             .03



The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. On January 25, 2008, the closing bid price for our common stock was $0.015 per share. HOLDERS..

As of January 25, 2008, we had 82 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Stocktrans, Inc.

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

OVERVIEW

Through the end of fiscal 2007 we were a multimedia entertainment company that has film and music operations. In Fiscal 2006, as our distribution agreements with Sony BMG wound down, we began to distribute our films and CDs through agreements with our new distribution partners. In Fiscal 2006, we released a CD by our music artist KULCHA DON through our distribution agreement with Fontana Distribution, LLC, a division of Universal Music Group, released a new movie, MONEY, POWER, RESPECT , under our then distribution deal with Vivendi Visual Entertainment, a division of Universal Music Group Distribution, and released a CD by our music artist, KRISTY FRANK , through our distribution agreement.

In Fiscal 2007, we released DEATH BEFORE DISHONOR. In March 2007, we agreed to allow KRISTY FRANK , our music artist, to take title to ten master recordings of songs that she recorded for us in exchange for the right to receive a fixed fee ranging from $50,000 to $75,000 plus additional royalties if she signs a recording agreement with another company. We also recognized Other Income of $3,186,774 as a result of forgiveness of indebtedness when collateral of a third party was used by our lender to satisfy all amounts due on an outstanding line of credit. This Other Income did not result in any cash receipts and we do not anticipate earning Other Income at this level in future periods.

As of October 2007 and during most all of fiscal 2007 we did not have sufficient cash to implement our business plan. For the year ended October 31, 2007 the Company's net income was $1,907,933 (primarily due forgiveness of debt) while for the year ended October 31, 2006 the company had a loss of $3,586,013. In addition, the Company had negative working capital of $7,208,408 at October 31, 2007 and experienced negative cash flow from operations of $ 315,370 and $1,981,277 for the years ended October 31, 2007 and 2006. The Company had total liabilities of approximately $8,300,000 of which the outstanding debt was in the aggregate principal amount of approximately $5,400,000 as of October 31, 2007. Accordingly, the Company had only minimal operations in fiscal 2007 and would have required a significant amount of cash to fund its then operations and to continue its business.


On November 16, 2007 the Company pursuant to an Agreement and Plan of Merger (the " Merger Agreement") by and among the Company, TriMedia Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary") and VGB Media, Inc. (VGB") completed the merger of VGB with Merger Subsidiary. On that date the Company also completed a restructuring pursuant to a Restructuring Agreement, by and among the Company, certain creditors and its chief executive. As a result of these transactions (i) certain creditors of the Company converted a portion of their indebtedness into 46,000,000 shares of Common Stock of the Company; (ii) all the assets of Company, including ownership of all our operating subsidiaries, were contributed to a newly formed Delaware corporation ("Newco") in which the Company will have an economic interest and (iii) significantly all liabilities of the Company prior to the closing date or arising from the continuing business were assumed by Newco. As a result of that transaction substantially all liabilities were satisfied or assumed and we will not have to fund the operations of the existing business

New Management desires to pursue various aspects of the entertainment business and is considering several avenues. At the present time we have no operations.

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

CAPITALIZED FILM COSTS

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience. Due to the uncertainty of future estimated revenues from films in production, we wrote off previously capitalized film costs of $197,955 during the year ended October 31, 2006. The capitalized film costs associated with the film TRAIN RIDE in the amount of $41,035 were fully amortized during the year ended October 31, 2005. If we had not determined to write these amounts off in those years, then our net losses for those years would have been lower by these amounts.

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

RESULTS OF OPERATIONS

                 Year Ended October 31, 2007 (Fiscal 2007) vs.
                   Year Ended October 31, 2006 (Fiscal 2006)

                               Fiscal 2007   Fiscal 2006      Change        %
--------------------------------------------------------------------------------
Net Income (Loss)               1,907,933    (3,586,013)    5,493,946    (153.2)

Net (Loss) From Operations     (1,204,480)   (3,361,603)    2,157,123     (64.2)

Net Revenues                      245,488        74,438       171,050     229.8

Direct Costs                      130,273       866,117      (735,844)    (85.0)

Operating Expenses              1,319,695     2,569,924     1,250,229     (48.6)

Other Income (Expense)          3,112,413      (224,410)    3,336,823   (1486.9)

The $2,157,123 decrease in Net Loss From Operations was primarily due to a decrease in Operating Expenses and Direct Costs and an increase in Net Revenue.

The $ 171,050 increase in Net Revenue primarily resulted from the fact that Net Revenue was realized from the distribution of the MONEY, POWER, RESPECT and DEATH BEFORE DISHONOR DVDs during Fiscal 2007 in the amount of $147,496 and Music related Revenue in the amount of $23,554.

The $735,844 decrease in Direct Costs was a result of a reduction in the costs incurred related to the development of new artists. During Fiscal 2006, we incurred development costs in connection with Kulcha Don and Kristy Frank, recording artists for which we did not incur development costs during Fiscal 2007. Direct Costs are costs directly related to the production of film or music projects that we develop and include such items as production fees and costs, artist costs and expenses, engineering services, equipment rentals, studio supplies and support services.

The $1,250,229 decrease in Operating Expenses was primarily due to a increase of $ 3,738 in professional fees, a $308,350 decrease in consulting fees, a $97,232 decrease in rent and utilities expenses, a decrease of $ 172,960 in depreciation expense, a $351,919 decrease in salaries and related costs, a decrease in impairment loss of $105,155, a $ 146,608 decrease in interest expense and a decrease of $71,743 in other operating expenses. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

The $3,336,823 increase in Other Income was primarily due to forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lender. We do not anticipate that this noncash Other Income will continue in future periods.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES


                                        Fiscal 2007   Fiscal 2006     Change percentage
-----------------------------------------------------------------------------------------

Cash Flows From Operating Activities     (315,370)   (1,981,277)   (1,665,907)     (84.1)

Cash Flows From Investing Activities      121,397        29,641        91,756      309.5

Cash Flows From Financing Activities      168,781     1,947,189    (1,778,408)     (91.3)

The use of cash from operations in Fiscal 2007 was due primarily to our Net Income of 1,907,933, principally offset by non-cash charges for depreciation and amortization of $ 4,738 , non cash forgiveness of indebteness of $(3,186,774), a decrease in foreign currency exchange of $79,794, a decrease in advances from distributors of $(108,527) , a decrease in prepaid expenses of $11,959 and an increase in accounts payable and accrued expenses of $969,707.

In Fiscal 2007, cash provided by investing activities represented monies advanced to us by our principal stockholder of $121,397.

In Fiscal 2007, financing activities provided $ 168,781 from term loans.


For the year ended October 31, 2007 the Company's net income was $1,907,933 (primarily due forgiveness of debt) while for the year ended October 31, 2006 the company had a loss of $3,586,013. In addition, the Company had negative working capital of $7,208,408 at October 31, 2007 and experienced negative cash flow from operations of $ 315,370 and $1,981,277 for the years ended October 31, 2007 and 2006.The Company had outstanding debt in the aggregate principal amount of approximately $5,400,000 as of October 31, 2007. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $4,300,000 of this indebtedness. Because the Company lacked funding, the Company had only minimal operations in fiscal 2007 and would have required a significant amount of cash to fund its then operations and to continue its business.

As a result of the Restructuring substantially all liabilities were satisfied or assumed and we will not have to fund the operations of the existing business

New Management desires to pursue various aspects of the entertainment business and is considering several avenues. At the present time we have no operations. No matter what business we pursue we shall need additional capital, the amount of which will depend upon on our business operations. We are in the process of raising additional capital through a private placement of convertible notes and warrants. There can be no assurances that we will be successful in our efforts to complete this offering or obtain any additional financing. In the event that we are unable to raise these funds, we may not be able to implement our business plans which we may develop.

 The nature of our business is such that significant cash outlays are required to produce and acquire entertainment content including films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. Any business entered into will require financing s for the foreseeable future. Therefore we will be dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. These matters raise substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the three months ended October 31, 2007 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements for Fiscal Years 2007 and 2006 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Christopher Schwartz, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Schwartz concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended October 31, 2007.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of January 15, 2008. All of these persons assumed their position upon completion of the Merger in November 2007,when prior management resigned. Consequently none of the persons described below served in their positions during fiscal 2007.

                           NAME                 AGE

                    Jason Meyers                40

                    Salvatore Farina            57

A brief description of the business experience during the past five years of each designee follows:

JASON MEYERS, Since 2005 Mr. Meyers has been a principal of Internet Capital Markets Corp. a FINRA registered investment banking and brokerage firm, based in New York City. Mr. Meyers has extensive experience in re-capitalizing, funding and revitalizing distressed businesses and recruiting management teams. Mr. Meyers has over nineteen years of securities brokerage and investment and merchant banking experience and has led or participated in the origination and syndication of dozens of private placements and initial public offerings in a broad range of industries including entertainment, technology, healthcare, and financial services. Since September 2005 he has also been an officer and director of Turbodyne Technologies Inc, a publicly traded company registered under the Securities and Exchange Act. In 2003 a judgment was rendered in Washington State against Mr. Meyers and a brokerage firm employing Mr. Meyers which included breaches under that state's securities laws. The action was brought by a former customer of the brokerage firm which was not controlled by Mr. Meyers.

SALVATORE FARINA. Salvatore Farina is an accountant and business manager in the entertainment industry. Prior to 1997, he represented the financial interests of various show business personalities through his association with The David Feinstein Management Corp. In 1997, he left that firm and joined Nile Rodgers in the management of Mr. Rodgers' operating companies. In addition to Mr. Farina serving as Chief Financial Officer of Nile Rodgers Productions, Inc., NRP, Inc., Sumthing Else Music Works, Inc. and The CHIC Organization, he also serves as Mr. Rodgers' personal Business Manager. Mr. Farina holds degrees in Business Administration, Accounting and Management from SUNY and Dowling College, where he attended both undergraduate and graduate schools.

All of such persons are citizens of the United States, and none is related to each other.

This document relates entirely to the period prior to the Restructuring, discussed in Item I -Business and related change of management. It is for this reason Christopher Schwartz our former Chief Executive Officer and Chief Financial Officer through all of the period covered by this Report has been designated interim Co-Chief Executive Officer and interim Co- Chief Financial Officer solely for purposes of executing this Report and related certifications.

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

AUDIT COMMITTEE

As there are only two members of our board of directors, we have not designated an audit committee of the board of directors and we do not have an audit committee financial expert.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued during the fiscal year ended October 31, 2006 ("Fiscal 2007") and the fiscal year ended October 31, 2006 ("Fiscal 2006") to our Chief Executive Officer and the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during such fiscal years. None of these individuals Have been engaged by the Company after the Merger.

Name and Principal Position             Year        Salary        Total
--------------------------------------------------------------------------------

Christopher Schwartz (1) (2)        Fiscal 2007     $130,000      $130,000

Chief Executive Officer,
President and Treasurer             Fiscal 2006    $ 130,000       130,000

Richard Murray (2)                  Fiscal 2007     $102,000       $102,000

President of Ruffnation Films LLC   Fiscal 2006
                                                     123,500        123,500

OPTIONS AND OTHER INFORMATION We did not grant any stock options during Fiscal 2007. No options were exercised by any of our executive officers in Fiscal 2007. The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding:


Name             Number of Securities         Number of Securities         Option Exercise  Option Expiration
                 Underlying Unexercised    Underlying Unexercised Options       Price            Date
                 Options Exercisable(1)       Unexercisable(1) (2)             ($)(3)
--------------------------------------------------------------------------------------------------------------
Christopher        1,098,075                                                    $0.50       October 9,2016
Schwartz
Christopher          998,250                                                    $0.50       October 9,2015
Schwartz
Christopher          907,500                                                    $0.75       October 9,2014
Schwartz
Christopher          825,000                                                    $1.09       October 9,2013
Schwartz
Christopher          750,000                                                    $1.50       October 9,2012
Schwartz

Christopher        1,207,882                                                    $0.50       October 9,2017
Schwartz


(1)     All these options were granted as part of Mr. Schwartz's Employment
        Agreement.
(2) Mr. Schwartz's Employment Agreement is terminated. Upon the closing of the Merger, all options vested and the exercise price of newly vested options and options with an exercise price of less than fifty cents fixed at or increased to fifty cents as is reflected in the above table.


COMPENSATION OF DIRECTORS

Our directors are not compensated for any services provided as a director.

EMPLOYMENT AGREEMENT On October 9, 2002, we entered into a five-year Employment Agreement with Christopher Schwartz. Pursuant to the terms of the Employment Agreement, Christopher Schwartz is our Chief Executive Officer and shall be a member of our Board of Directors. Pursuant to the Employment Agreement, Mr. Schwartz was entitled to receive an initial annual base salary of $300,000 and is eligible to receive bonus compensation at the discretion of the Board of Directors if certain milestones are met. Mr. Schwartz had agreed to reduce his annual salary to $130,000 per year. Pursuant to the Employment Agreement, Mr. Schwartz was entitled to receive fringe benefits including paid vacation, medical insurance, participation in pension, profit sharing and stock plans, reimbursement for expenses and life insurance. Mr. Schwartz also received options to purchase 5,786,707 shares of our common stock all of which have now vested . The Company has no further obligation under Agreement other than with respect to the exercise of the Options. In connection with the Merger the exercise price of Options vested in October 2007 and Options with an exercise price of less than fifty cents were fixed at or increased to fifty cents.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 21, 2008, certain information with respect to beneficial ownership of our common stock as of such date by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our executive officers; and
(iv) all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes of the table the shares of Common Stock includes the shares of common into which the Series A Convertible Preferred Stock may be converted. Except for the foregoing, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

------------------------------------------ -------------------------------------
Name and Address of Beneficial Owner    Amount and Nature of      Percentage of
                                        Beneficial  Ownership     Common Stock
Jason Meyers                               64,180,000                40.6 %

Aspatuck Holdings Ltd.(1)                  64,180,000                40.6

Christopher Schwartz (2)                   33,499,883                20.5
1080 N. Delaware Avenue, 8 th  Floor
Philadelphia, PA 19125

IL Resources, Inc., (3)                    38,500,000                24.1

Richard Murray                                227,101                   *
1080 N. Delaware Avenue,
Philadelphia, PA 19125

All Officers and Directors                 64,180,000                40.6
as a Group (1 person)
------------------------------------------ -------------------------------------


(1) Represents 6,418 shares of Series A Convertible Preferred Stock convertible into 64,180,000 shares of common stock. These shares are owned of record by Aspatuck Holdings Ltd. of which Jason Meyers is the controlling party and beneficial ownership.

(2) Includes (i) 2,635,000 shares of common stock held in escrow for Christopher Schwartz by Erskine, Wolfson & Gibbon and (ii) 5,786, 707 shares of common stock are issuable upon exercise of vested stock options held by Mr. Schwartz (3) Includes 2,000,000 shares subject to presently vested warrants.

* LESS THAN 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Prior to fiscal 2007 we had received loans in the aggregate principal amount of $1,199,040 from Christopher Schwartz, our then Chief Executive Officer, sole director and principal stockholder. These obligations were documented by a demand note payable which accrues interest at the rate of 7% per annum. As a result of the Merger and the restructuring, the Company has no further obligated under this indebtedness.

SEE Item 1-Busines-Restructuring or additional transactions.

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

   2.5 Agreement and Plan of Merger between by and among the Company, TriMedia Acquisition Corp. and VGB Media, Inc. (incorporated by reference to Exhibit 2.5 of Current Report on Form 8-K dated October
          2007).

   2.6 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of TriMedia Cntertainment
          Group,Inc.(incorporated by reference to Exhibit 2.6 of Current Report dated October 1 2007).

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

   10.48 Restructuring Agreement entered into as of October 1, 2007, by and among the Company,1025 Investments, Inc., IL Resources, Inc., Christopher Schwartz, SPH Investments; Capital Growth Investments and Rufftown Entertainment, Inc.(incorporated by reference to Exhibit
          10.48 of Current Report dated November 16, 2007)

   21     Subsidiaries of TriMedia Entertainment Group, Inc.

   31.1 Certification dated January 28, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.

   32.1 Certification dated January 28, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Christopher Schwartz, Chief Executive Officer and Chief Financial Officer.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information represents services provided by Morison Cogen, LLP, our present principal accountants during Fiscal 2007 and Fiscal 2006.

AUDIT FEES

During Fiscal 2007 the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $44,800. During Fiscal 2006, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $44,700.

AUDIT-RELATED FEES

During Fiscal 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During Fiscal 2006 and Fiscal 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

During Fiscal 2005 and Fiscal 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

We do not presently have an audit committee. All of the services listed above were approved by Christopher Schwartz, our Chief Executive Officer and sole director during Fiscal 2007 and Fiscal 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TriMedia Entertainment Group, Inc.


Dated: January 28, 2008                    By: /s/ Christopher Schwartz,
                                                    ---------------------------
                                                   Christopher Schwartz
                                                   Co-Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by thefollowing person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                         Date
--------------------------------------------------------------------------------
/s/ Christopher Schwartz       Co- Chief Executive Officer      January 28, 2008
---------------------------    Co-Chief Financial Officer
Christopher Schwartz           and Chief Accounting Officer



/s/ Jason M. Meyers            Director                         January 28, 2008
---------------------------
Jason M. Meyers


/S/  Salvatore  Farina         Director                         January 28, 2008
-------------------------
Salvatore Farina

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2007 AND 2006

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES




                                 C O N T E N T S


                                                                  PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-1

CONSOLIDATED BALANCE SHEETS                                       F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                             F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                  F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-7 - F-17
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



To the Board of Directors
Trimedia Entertainment Group, Inc.
  and Subsidiaries
Wynnewood, Pennsylvania

We have audited the consolidated balance sheets of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimedia Entertainment Group, Inc. and Subsidiaries as of October 31, 2007 and 2006, and the results of their consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $7,208,408 at October 31, 2007 and experienced negative cash flow from operations of $315,370 and $1,981,277 for the years ended October 31, 2007 and 2006, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ MORISON COGEN LLP
---------------------

Bala Cynwyd, Pennsylvania
January 28, 2008


               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2007 AND 2006



                                                                        2007            2006
                                                                    ------------    ------------

      ASSETS

CURRENT ASSETS
  Cash                                                              $      5,064    $     30,256
  Prepaid expenses                                                         6,111          18,070
                                                                    ------------    ------------
                                                                          11,175          48,326

PROPERTY AND EQUIPMENT - Net                                              11,145          15,883
                                                                    ------------    ------------

TOTAL ASSETS                                                        $     22,320    $     64,209
                                                                    ============    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Term loans                                                        $  4,298,599    $  4,091,396
  Line of credit                                                            --         3,106,980
  Accounts payable and accrued expenses                                2,402,358       1,471,073
  Taxes payable                                                           17,501          17,501
  Advances from distributors                                             316,405         424,932
  Due to stockholder                                                     175,120          53,723
  Deferred revenue                                                         9,600          12,800
                                                                    ------------    ------------
                                                                       7,219,583       9,178,405

LOANS PAYABLE - STOCKHOLDER                                            1,100,000       1,100,000
                                                                    ------------    ------------

TOTAL LIABILITIES                                                      8,319,583      10,278,405
                                                                    ------------    ------------

      STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
  no shares issued and outstanding in 2007 and 2006                         --              --
Common stock, $0.0001 par value; 100,000,000 shares
  authorized; 47,710,012 shares issued and
  outstanding in 2007 and 2006                                             4,769           4,769
Additional paid-in capital                                            13,285,312      13,276,312
Accumulated deficit                                                  (21,587,344)    (23,495,277)
                                                                    ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                           (8,297,263)    (10,214,196)
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $     22,320    $     64,209
                                                                    ============    ============




     The accompanying notes are an integral part of these consolidated financial statements.



               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2007 AND 2006


                                                      2007             2006
                                                  ------------     ------------

NET REVENUE                                       $    245,488     $     74,438

DIRECT COSTS                                           130,273          866,117
                                                  ------------     ------------

GROSS PROFIT (LOSS)                                    115,215         (791,679)

LOSS ON IMPAIRMENT                                        --            105,155

OPERATING EXPENSES                                   1,319,695        2,464,769
                                                  ------------     ------------

LOSS FROM OPERATIONS                                (1,204,480)      (3,361,603)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
  Foreign currency exchange loss                       (79,794)        (225,160)
  Forgiveness of indebtedness                        3,186,774             --
  Miscellaneous income                                   5,433              750
                                                  ------------     ------------
                                                     3,112,413         (224,410)
                                                  ------------     ------------

NET INCOME (LOSS)                                 $  1,907,933     $ (3,586,013)
                                                  ============     ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE         $       0.04     $      (0.08)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES                   47,710,012       47,457,511
                                                  ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.




               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      YEARS ENDED OCTOBER 31, 2007 AND 2006


                                                           Additional
                               Preferred      Common         Paid-in     Accumulated
                                 Stock         Stock         Capital        Deficit        Total
                             ------------  ------------   ------------   ------------    ------------

BALANCE AT OCTOBER 31, 2005     $--         $      4,557   $ 13,116,527   $(19,909,264)   $ (6,788,180)
Issuance of warrants
  for services                   --                 --            1,000           --             1,000
Issuance of common stock
  for services and expenses      --                  212        158,785           --           158,997
Net loss for the year ended
  October 31, 2006               --                 --             --       (3,586,013)     (3,586,013)
                              ------------  ------------   ------------   ------------    ------------

BALANCE AT OCTOBER 31, 2006      --                4,769     13,276,312    (23,495,277)    (10,214,196)
Issuance of option as
  compensation                   --                 --            9,000           --             9,000
Net income for the year ended
  October 31, 2007               --                 --             --        1,907,933       1,907,933
                             ------------  ------------   ------------   ------------    ------------

BALANCE AT OCTOBER 31, 2007     $--         $      4,769   $ 13,285,312   $(21,587,344)   $ (8,297,263)
                            ============   ============   ============   ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.


               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2007 AND 2006


                                                        2007           2006
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 1,907,933    $(3,586,013)
  Adjustment to reconcile net income
    (loss) to net cash
    used in operating activities
  Foreign currency exchange gain                          79,794        225,160
  Write-off of capitalized film costs                       --          197,955
  Loss on impairment                                        --          105,155
  Common stock issued for services and expenses             --           38,997
  Options issued for compensation                          9,000           --
  Warrants issued for expenses                              --            1,000
  Forgiveness of indebtedness                         (3,186,774)          --
  Depreciation and amortization                            4,738        177,699
  (Increase) decrease in assets
    Miscellaneous receivable                                --           16,547
    Film costs                                              --          (64,045)
    Prepaid expenses                                      11,959        377,004
    Other assets                                            --           27,695
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                969,707        247,976
    Advances from distributors                          (108,527)       243,978
    Deferred revenue                                      (3,200)         9,615
                                                     -----------    -----------
  Net cash used in operating activities                 (315,370)    (1,981,277)

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to stockholder                                     121,397         29,641

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on term loans                           168,781      1,947,189
                                                     -----------    -----------

NET DECREASE  IN CASH                                    (25,192)        (4,447)

CASH - BEGINNING OF YEAR                                  30,256         34,703
                                                     -----------    -----------

CASH - END OF YEAR                                   $     5,064    $    30,256
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
  Interest                                           $    55,615    $    76,191
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      YEARS ENDED OCTOBER 31, 2007 AND 2006



                                                              2007        2006
                                                           ---------    --------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued expenses into term loan              $ 38,422     $   --
                                                           ========     ========

Common stock issued for prepaid expenses                   $   --       $120,000
                                                           ========     ========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

Trimedia Entertainment Group, Inc. ("Trimedia") and its wholly-owned subsidiaries, Metropolitan Recording Inc. ("Metropolitan"); Ruffnation Films, LLC; Snipes Productions, LLC; Ruffnation Music, Inc. ("Ruffnation Music"); Four Point Play Productions, LLC ("Four Point Play"); TM Film Distribution, Inc.; Ruffnation Films Releasing, LLC; Trimedia Film Group, Inc. and TME Entertainment Film- und Musik- Producktions and -Verwertungs- Gesellschaft m.b.H. ("TME") (collectively, the "Company") operate a state of the art recording studio for film, video, audio and television productions and operate independent film production companies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND ACCOUNTING FOR EXPLOITATION COSTS

The Company's policy for revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs is in accordance with the AICPA Statement of Position No. 00-2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS ("SOP 00-2").

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

ROYALTY ADVANCES

The Company commits to and pays advance royalties to its artists and songwriters in respect of future sales. The Company accounts for these advance royalty payments under the related guidance in Statement of Financial Accounting Standard ("SFAS") No. 50, FINANCE REPORTING IN THE RECORD AND MUSIC INDUSTRY ("SFAS 50"). Under SFAS 50, the Company capitalizes as assets certain advance royalty payments that management believes are recoverable from future royalties to be earned by the artist or songwriter.

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

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued expenses. The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the convertible term loans, line of credit and loan payable-stockholder approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

CONCENTRATION OF CREDIT RISK INVOLVING CASH

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company may have cash balances in these financial institutions in excess of these limits. At October 31, 2007 there were no balances in excess of insurable amounts.

FILM COSTS

Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are expensed based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience; therefore, actual results could differ from this estimate. Due to the uncertainty of future estimated revenues, the Company wrote-off previously capitalized film costs of $197,955 during the year ended October 31, 2006. There were no capitalized film costs during the year ended October 31, 2007.

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

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings (loss) per common share is computed using net earnings divided by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Since as of October 31, 2007, the exercise prices of stock options and warrants were greater than the market price and since the Company reported a net loss for the year ended October 31, 2006, common stock equivalents, consisting of stock options and warrants, were anti-dilutive for those periods.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

RECOVERABILITY OF LONG LIVED ASSETS

The Company follows SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("Statement 144"). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount. Fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company recorded a loss on impairment of $-0- and $105,155 during the years ended October 31, 2007 and 2006.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS 123R is similar to the approach described in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. However, SFAS 123R requires share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On November 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of Fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of October 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. There were no unrecognized compensation costs as of October 31, 2006.

During the year ended October 31, 2007, the Company's net income decreased by approximately $9,000 as a result of stock-based compensation expense from the adoption of SFAS 123R.

Had compensation cost for the Company's stock options granted in Fiscal 2006 been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2006 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. The fair value of options and warrants granted in 2007 and 2006 have been estimated based on the fair value at grant dates for options consistent with the method of SFAS No. 123 using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate between 4.0% and $4.75%.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the year ended October 31, 2006:

            Net loss
              As reported                                $(3,586,013)
              Pro forma                                  $(3,610,013)
            Net loss per share
              As reported                                    $ (0.08)
              Pro forma                                      $ (0.08)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year
2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No.108 in Fiscal 2007. The adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position and results of operations.


NOTE 2 - MANAGEMENT PLANS

Since its inception, the Company has incurred significant losses and, as of October 31, 2007, had accumulated losses of $21,587,344. For the year ended October 31, 2007, the Company's net income was $1,907,933 (primarily due to forgiveness of debt) while for the year ended October 31, 2006 the Company had a loss of $3,586,013. In addition, the Company had negative working capital of $7,208,408 at October 31, 2007 and experienced negative cash flow from operations of $315,370 and $1,981,277 for the years ended October 31, 2007 and 2006. The Company may incur further operating losses and experience negative cash flow in the future if it continues its operations.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 2 - MANAGEMENT PLANS (Continued)

The Company has outstanding debt in the aggregate principal amount of approximately $5,400,000 as of October 31, 2007. The Company has granted security interests in substantially all of its assets to secure its obligations to repay approximately $4,300,000 of this indebtedness. Accordingly, the Company will require a significant amount of cash to fund the present operations and to continue its business.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, TriMedia Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary") and VGB Media, Inc. ("VGB"). On that date the Company also entered into a Restructuring Agreement, by and among the Company, certain creditors and its chief executive. If these transactions close (i) certain creditors of the Company will convert a portion of their indebtedness into 46,000,000 shares of common stock of the Company;
(ii) all the assets of the Company, including ownership of all our operation subsidiaries, will be contributed to a newly formed Delaware corporation ("Newco") in which the Company will have an economic interest and (iii) significantly all liabilities of the Company prior to the closing date or arising from the continuing business will be assumed by Newco. If that transaction closes, substantially all liabilities will be satisfied or assumed and we will not have to fund the operations of the existing business. This transaction was completed on November 16, 2007.

The Company believes that it will be necessary for the Company to raise at least $8,000,000 in order to meet the anticipated cash requirements through October 31, 2008. There can be no assurance that the Company will be successful in its efforts to raise this amount of additional financing. In the event that the Company is unable to raise these funds, the Company will then be required to curtail or cease its operations. There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company's products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. Significant additional funding will be required during Fiscal 2008 to meet expected negative operating cash flows.


NOTE 3 - PROPERTY AND EQUIPMENT

Property, equipment and estimated useful lives consist of the following:

                                    YEARS            2007            2006
                                  ----------     -----------      -----------

Studio equipment                    5 - 7        $1,131,708       $1,131,708
Office furniture                      7              34,556           34,556
                                                 -----------      -----------
                                                  1,166,264        1,166,264
Less:  Accumulated depreciation                   1,155,119        1,150,381
                                                 -----------      -----------

                                                   $ 11,145         $ 15,883
                                                 ===========      ===========

Related depreciation and amortization expenses were $4,738 and $177,699 for the years ended October 31, 2007 and 2006.

Due to the uncertainty of future undiscounted cash flow from recording revenue, the Company recorded an impairment loss of $105,155 during the year ended October 31, 2006, which represented the remaining net book value of the studio equipment.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 4 - CONVERTIBLE NOTE RECEIVABLE

On March 13, 2006, the Company converted a $250,000 promissory note receivable from Pure Games, Inc. into 250,000 shares of common stock of Pure Games, Inc. This note receivable was written-off during the year ended October 31, 2005. The converted shares currently do not have a determinable value and have not been recorded on the balance sheet.


NOTE 5 - TERM LOANS

During the year ended October 31, 2007, the Company borrowed approximately $207,000 in additional funds as part of a convertible note payable entered into with a third party lender in May 2005. Interest only, at 12% per annum, is due monthly with outstanding principal originally to be paid in a lump sum on May 30, 2006. The maturity date was originally extended through October 31, 2006 and has now been extended through February 1, 2008. The holder of the note has the right to convert all or part of the outstanding principal amount of the note into common stock of the Company at a conversion price of $0.50 per share. The conversion price is subject to adjustment upon occurrence of certain events as defined in the agreement. As of October 31, 2007, approximately $813,000 of interest is in arrears and recorded as part of accrued expenses.

On March 27, 2007, the Company entered into a forbearance agreement with a bank. Pursuant to the agreement, the Company converted accrued interest and legal fees of $38,422 into the principal balance of a $126,708 loan that was in default. At closing, the Company made a loan payment of $10,000 and agreed to pay $2,250 per month through April 15, 2008. On April 15, 2008, all unpaid principal and interest are due in full. The interest accrues at a rate of 8% per annum. The outstanding loan balance as of October 31, 2007 is $147,711. This loan is secured by assets of the Company and is guaranteed by a stockholder.


NOTE 6 - LINE OF CREDIT

In December 2006, the line of credit was paid off in full with the third party funds held on deposit with the lender, resulting in forgiveness of debt of $3,186,774.


NOTE 7 - DUE TO STOCKHOLDER

Due to stockholder represents loans to the Company from its stockholder that are due and payable on demand with no stated interest rate.


NOTE 8 - LOAN PAYABLE - STOCKHOLDER

Loan payable, stockholder, consists of an unsecured demand note payable to Christopher Schwartz in the amount of $1,100,000, accruing interest at 7% per annum. Interest expense associated with this note for the years ended October 31, 2007 and 2006 was $77,000. As of October 31, 2007, $42,153 of interest in in arrears and recorded as part of accrued expenses. Christopher Schwartz does not intend to call the note during the next fiscal year and therefore the note is reflected on the balance sheet as a non-current liability.

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 9 - STOCKHOLDERS' EQUITY

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

OPTIONS
Pursuant to the terms of his Employment Agreement, Christopher Schwartz received options to purchase 5,786,707 shares of the Company's common stock. The exercise price per share of these options is calculated based on the closing price of the Company's common stock on the respective dates that the options vest pursuant to the Employment Agreement as follows:

     o 750,000 shares vested upon the commencement of Christopher Schwartz's employment on October 9, 2002 at an exercise price of $1.50 per share;
     o 825,000 shares vested on October 9, 2003 at an exercise price of $1.09 per share;
     o 907,500 shares vested on October 9, 2004 at an exercise price of $0.75 per share;
     o 998,250 shares vested on October 9, 2005 at an exercise price of $0.13 per share;
     o 1,098,075 shares vested on October 9, 2006 at an exercise price of $0.03 per share and;
     o 1,207,882 shares vested on October 9, 2007 at an exercise price of $0.01 per share.

In order to be eligible to exercise the options, Christopher Schwartz must be employed by the Company on the option vesting dates. The options may be exercised for ten years from the date the options vest. None of the options have been exercised by Christopher Schwartz.

A summary of options are as follows:

                           Shares         Option Price Per    Weighted Average
                        Outstanding        Share Expense       Exercise Price
                       ---------------   -----------------   -------------------
Options outstanding,
  October 31, 2006          8,036,707      $0.01 to $1.50           $0.62
      Granted                       -            -                    -
      Expired                       -            -                    -
      Exercised                     -            -                    -
                       ---------------   -----------------   -------------------

  October 31, 2007          8,036,707      $0.01 to $1.50           $0.62
                       ===============   =================   ===================

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

The options that are exercisable at October 31, 2007 are summarized as follows:

                      Weighted
                       Average          Number of Warrants
                      Remaining             Currently           Weighted Average
Warrant Price      Contractual Life        Exercisable          Exercise Price
--------------------------------------------------------------------------------
$0.45 to $1.06        2.11 years            4,941,667               $0.62

WARRANTS

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

A summary of the warrants issued by the Company are as follows:

                            Number of       Option Price Per    Weighted Average
                             Shares            Share Range       Exercise Price
--------------------------------------------------------------------------------
Warrants outstanding at
  October 31, 2005          6,481,709          $0.45 to $1.50         $   0.69

Warrants granted              100,000          $         0.50         $   0.01

Warrants expired             (666,667)         $         0.75         $   0.08

Warrants exercised               --                      --            --
                            ---------          --------------         --------
Warrants outstanding at
  October 31, 2006          5,915,042          $0.45 to $1.50         $   0.68

Warrants granted                 --                      --            --

Warrants expired             (973,375)         $1.00 to $1.50            (0.07)

Warrants exercised               --                      --            --
                            ---------          --------------         --------
Warrants outstanding at
  October 31, 2007          4,941,667          $0.45 to $1.06         $   0.61
                            =========          ==============         ========

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

The warrants that are exercisable at October 31, 2007 are summarized as follows:

                     Weighted
                     Average           Number of Warrants
                    Remaining              Currently            Weighted Average
Warrant Price    Contractual Life         Exercisable            Exercise Price
--------------------------------------------------------------------------------
$0.45 to $1.06     2.11 years             4,941,667                   $0.61


NOTE 10 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109.

The provision (benefit) for income taxes consists of the following:

                                           Year Ended            Year Ended
                                           October 31,           October 31,
                                               2007                  2006
                                         -----------------     -----------------

Current taxes
  Federal                                $            --       $            --
  State                                               --                    --
                                         -----------------     -----------------
                                                      --                    --
                                         -----------------     -----------------

Deferred taxes
  Federal                                             --                    --
  State                                               --                    --
                                         -----------------     -----------------
                                                      --                    --
                                         -----------------     -----------------

Provision for income taxes               $            --       $            --
                                         =================     =================

The provision for income taxes on income differs from the amount computed by applying U.S. federal income tax rate of 34% because of the effect of the following:

                                                      2007              2006
                                                  -----------       -----------

Tax (benefit) at U.S. federal rate                $   649,000       $(1,219,000)
State income taxes, net of U.S.
  federal income tax benefit                          126,000          (237,000)
Other                                                   7,000              --
Increase (decrease) in valuation
  allowance                                          (782,000)        1,456,000
                                                  -----------       -----------

Provision for income taxes                        $      --         $      --
                                                  ===========       ===========

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 10 - INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                        2007             2006
                                                     ----------       ----------

Other                                                $    4,000       $     --
Net operating loss carryforward                       8,031,000        8,817,000
                                                     ----------       ----------
                                                      8,035,000        8,817,000
Less:  Valuation reserve                              8,035,000        8,817,000
                                                     ----------       ----------

Net deferred tax asset (liability)                   $     --         $     --
                                                     ==========       ==========

The valuation allowance for deferred tax assets as of October 31, 2007 and 2006 was $8,035,000 and $8,817,000. The change in the total valuation allowance for the years ended October 31, 2007 and 2006 was a decrease of $782,000 and an increase of $1,456,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At October 31 2007, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $19,588,000 (the "NOL carry forwards"), which were available to offset future taxable income, if any, through 2027. However, due to a substantial change in ownership in prior years, the use of any NOL carryforward may be limited. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.


NOTE 11 - LEASE COMMITMENTS

The Company leased its office space for $9,625 per month, under an original lease agreement. In August 2006, the lease was amended to reduce the square footage utilized by the Company and reduce the monthly rent to $4,000 per month. The lease was scheduled to expire on December 31, 2008 and contained an option for an additional two years. In December 2006, the Company vacated the premises.

Rent expense for the years ended October 31, 2007 and 2006 amounted to approximately $48,000 and $105,000.


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

               TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2007 AND 2006




NOTE 13 - BUSINESS SEGMENTS

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

Summarized financial information concerning the Company's reportable segments, which are based in the United States, is reflected in the following table:



For The Year Ended              Recording       Film        Segment                  Consolidated
 October 31, 2007                 Studio      Production     Total     Corporate         Total
-------------------------      -----------    ----------  ----------  -----------    -------------

Net sales                       $   23,554   $  221,934   $  245,488   $     --     $  245,488
Loss from operations                32,920      113,019      145,939    1,058,541    1,204,480
Total assets                         3,316        7,626       10,942          233       11,175
Depreciation and amortization         --          4,738        4,738         --          4,738
Capital expenditures                  --           --           --           --           --



For The Year Ended              Recording       Film        Segment                  Consolidated
 October 31, 2006                 Studio      Production     Total     Corporate         Total
-------------------------      -----------    ----------  ----------  -----------    -------------

Net sales                       $     --     $   74,438   $   74,438   $     --     $   74,438
Loss from operations               973,946      567,841    1,441,787    1,919,816    3,361,603
Total assets                         1,194       59,429       60,623        3,586       64,209
Depreciation and amortization      172,822        4,877      177,699         --        177,699
Capital expenditures                  --           --           --           --           --



                                                          Year Ended
                                                           October 31,
      Reconciliations                                2007              2006
---------------------------                      ------------        -----------
Total segment operating loss                       $ 145,939        $ 1,441,787
Corporate overhead expenses                        1,058,541          1,919,816
Other (income) expenses                           (3,112,413)           224,410
                                                ------------        -----------
Total consolidated net (income) loss            $ (1,907,933)       $ 3,586,013
                                                ============        ===========


NOTE 14 - SUBSEQUENT EVENT

On November 16, 2007, the Company completed a merger and a restructuring transaction pursuant to which the business and substantially all the assets and liabilities were transferred or assumed by Newco (Note 2).