Form 10QSB
period 2008-01-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2008-03-17
CIK 1163680

TriMedia Entertainment Group, Inc.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

    {X} QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter ended January 31, 2008

                                       OR

   { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                 ---------------------   --------------------

                          Commission File No. 000-49865

                       TriMedia Entertainment Group, Inc.
                         (Name of Small Business Issuer)

           Delaware                                    14-1854107
-----------------------------------           --------------------------------

(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

115 East 57th Street, 11th Floor
          New York, NY                                10022
--------------------------------              --------------------------------
(Address of principal executive offices)                 (Zip Code)

                                Tel 917.546.6640
                                ----------------
             (Registrant's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.
YES {X} NO { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES { } NO {X}

There were 94,710,012 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at March 14, 2008.

--------------------------------------------------------------------------------

                TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY


                              INDEX TO FORM 10-QSB
                                January 31, 2008





                                    PAGE


                                    NUMBER


                                    ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of January 31, 2008 and
              October  31, 2007                                                1

          Consolidated Statements of Operations for the three month periods
              ended January 31, 2008 and January 31, 2007                      2

          Consolidated Statements of Cash Flows for the three month periods
              ended January 31, 2008 and January 31, 2008                      3

          Notes to the Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis or Plan of Operations          11

Item 3a.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                   15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 6.   Exhibits                                                            15

SIGNATURES



                TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2008 AND OCTOBER 31, 2007

                                                                      January 31,     October 31,
                                                                          2008            2007
                                                                      ------------    ------------
                                                                       (Unaudited)      (Audited)
   ASSETS

CURRENT ASSETS
  Cash                                                                $     87,930    $        233
  Other current assets - discontinued operations                              --            22,087
                                                                      ------------    ------------

TOTAL ASSETS                                                          $     87,930    $     22,320
                                                                      ============    ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Term loans                                                          $       --      $  3,740,888
  Convertible notes payable, net of discount                               150,500            --
  Accounts payable and accrued expenses                                    954,891       1,614,757
  Taxes payable                                                               --            16,000
  Due to stockholder                                                          --           147,119
  Other current liabilities of discontinued operations                        --         2,800,819
                                                                      ------------    ------------

TOTAL LIABILITIES                                                        1,105,391       8,319,583
                                                                      ------------    ------------

   STOCKHOLDERS' DEFICIT

  Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
    10,000 and -0- shares issued and outstanding in 2008 and 2007               10            --
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 93,710,012 and 47,710,012 shares issued
    and outstanding in 2008 and 2007                                         9,370           4,769
  Additional paid-in capital                                            14,610,328      13,285,312
  Accumulated deficit                                                  (15,637,169)    (21,587,344)
                                                                      ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                             (1,017,461)     (8,297,263)
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     87,930    $     22,320
                                                                      ============    ============


                 See accompanying notes to consolidated financial statements.\


                TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
                                   (UNAUDITED)



                                                       2008            2007
                                                   ------------    ------------

NET REVENUE                                        $       --      $       --

DIRECT COSTS                                               --              --
                                                   ------------    ------------

GROSS PROFIT (LOSS)                                        --              --

OPERATING EXPENSES                                       99,773         395,108
                                                   ------------    ------------

LOSS FROM OPERATIONS                                    (99,773)       (395,108)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Other income                                            5,000           4,150
  Impairment loss                                      (641,800)           --
                                                   ------------    ------------
                                                       (636,800)          4,150
                                                   ------------    ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS           (736,573)       (390,958)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS             --         3,040,753
                                                   ------------    ------------

NET INCOME (LOSS)                                  $   (736,573)   $  2,649,795
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    86,043,345      47,710,012
                                                   ============    ============

PER SHARE BASIS:
  Basic and diluted
    Continuing operations                          $      (0.01)   $       --
    Discontinued operations                                --              0.06
                                                   ------------    ------------

INCOME (LOSS) PER SHARE                            $      (0.01)   $       0.06
                                                   ============    ============








          See accompanying notes to consolidated financial statements.\


                TRIMEDIA ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
                                   (UNAUDITED)




                                                              2008          2007
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $  (736,573)   $ 2,649,795
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities
      Impairment loss                                         641,800           --
      Depreciation in discontinued operations                    --            1,185
      Accretion of interest on notes payable                    4,500           --
      (Increase) decrease in assets
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                  (6,030)       296,607
        Deferred revenue                                         --           67,720
        Taxes payable                                         (16,000)          --
        Decrease in assets and liabilities relating
          to discontinued operations                             --       (3,145,821)
                                                          -----------    -----------

  Net cash used in operating activities                      (112,303)      (130,514)

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to (from) stockholder                                      --           66,110

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on convertible term loans                    200,000         62,150
                                                          -----------    -----------

NET INCREASE (DECREASE)  IN CASH                               87,697         (2,254)

CASH - BEGINNING OF PERIOD                                        233          3,586
                                                          -----------    -----------

CASH - END OF PERIOD                                      $    87,930    $     1,332
                                                          ===========    ===========

CASH PAID DURING THE PERIOD FOR:
  Interest - continued operations                         $      --      $      --
                                                          ===========    ===========
  Interest - discontinued operations                      $      --      $    18,574
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES:
    Issuance of warrants for deferred financing fee       $    54,000    $      --
                                                          ===========    ===========
    Issuance of preferred stock for acquisition           $   641,800    $      --
                                                          ===========    ===========
    Issuance of common stock for settlement of debt       $   460,000    $      --
                                                          ===========    ===========

    Transfer investment for settlement of debt            $   250,000    $      --
                                                          ===========    ===========
    Spin-off of subsidiaries:
      Accumulated deficit                                 $ 6,686,748    $      --
      Additional paid-in capital                              (76,173)          --
                                                          -----------    -----------

                                                          $ 6,610,575    $      --
                                                          ===========    ===========





                 See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiary (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 which the Company filed with the Securities and Exchange Commission on February 13, 2008 (the "Annual Report"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended January 31, 2008 may not necessarily be indicative of the operating results expected for the full year.

MERGER AND REORGANIZATION
On October 1, 2007, Trimedia entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, TriMedia Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary") and VGB Media, Inc. ("VGB"). On that date the Company also entered into a Restructuring Agreement, by and among the Company, 1025 Investments, Inc., IL Resources, Inc., Christopher Schwartz, SPH Investments; Capital Growth Investments and Rufftown Entertainment, Inc. ("Newco") (the "Restructuring Agreement"). The other parties to this Agreement include our former chief executive officer and other of our affiliates.

As of November 16, 2007, all the transactions under the Merger Agreement closed (the "Closing"). As provided for in the Merger Agreement, the merger ("Merger") of Merger Subsidiary into VGB with VGB as the surviving corporation has been completed. In connection with the Merger, the shareholder of VGB received 10,000 shares of the Company's newly authorized Series A Convertible Preferred Stock ("Preferred Shares"), valued at $641,800 (Note 6). Each share is convertible into 6,418 shares of the Company's Common Stock or a total of 64,180,000 shares of the Company's Common Stock. This represents 40% of the Company's shares on the Closing on a fully diluted basis as defined in the Merger Agreement (assuming conversion of the Preferred Shares on such date). The Preferred Shares will have voting rights equivalent to the Common Stock into which these shares are convertible. VGB is a newly formed company with substantially no assets or liabilities. It has entered into a distribution agreement and intends to engage in the production, distribution and marketing of entertainment related content after the Merger.

As a further condition of the Closing, the Company completed a restructuring pursuant to the terms of the Restructuring Agreement. As a result: (i) certain creditors of the Company converted a portion of their indebtedness ($460,000) into 46,000,000 shares of Common Stock of the Company; (ii) all the assets of the Company, including ownership of all our operating subsidiaries, were contributed to a newly formed Delaware corporation, Newco, in which (A) the Company has a 19% economic interest owned through a class of non-voting common stock with an option to acquire additional interests and (B) the aforesaid creditors (I) initially have an 81% economic interest and the full voting interest represented by a class of voting common stock and (II) a $4,800,000 liquidation preference represented by a newly designated series of preferred stock of Newco and (iii) significantly mostly all liabilities of Parent prior to the closing date or arising from the continuing business were assumed by Newco. In addition, the Company transferred its 10% interest in Battle Rap, LLC as settlement of $250,000 of debt. The Company's investment in Battle Rap, LLC was written off in prior years.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS (Continued)

The settlement of the debt aggregating $792,584 with creditors were deemed to be related parties and in essence a capital transaction and credited to APIC.

Aside from our interest in Newco, after the Merger and closing of the restructuring our business will consist of the entertainment related business VGB intends to conduct. It has entered into one distribution agreement.

The following amounts related to the transfer of net assets of our operating subsidiaries under the Restructuring Agreement have been segregated from continuing operations and included in discontinued operations in the consolidated statement of operations:

                                                               Three Months
                                                                  Ended
                                                             January 31, 2007
                                                             -----------------

      Net revenue                                               $   135,569
      Direct costs                                                   97,687
                                                                -----------
      Gross profit                                                   37,882
      Operating expenses                                            105,374
                                                                -----------

      Loss from operations                                          (67,492)
                                                                -----------

      Other income (expense)
        Other income                                                  1,265
        Foreign currency exchange                                   (79,794)
        Forgiveness of indebtedness                               3,186,774
                                                                -----------
                                                                  3,108,245
                                                                -----------

      Net income from discontinued operations                   $ 3,040,753
                                                                ===========


The following assets and liabilities have been segregated and included in assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of October 31, 2007 and relate to our operating subsidiaries:

                                                               October 31, 2007
                                                             -------------------

Current assets                                                      $ 10,942
Property, plant and equipment less
  accumulated depreciation                                            11,145
                                                                 ------------

Assets of discontinued operations                                   $ 22,087
                                                                 ============

Current liabilities                                              $ 1,700,819
Loan payable - stockholder                                         1,100,000
                                                                 ------------

Liabilities of discontinued operations                           $ 2,800,819
                                                                 ============

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS (Continued)

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiary. All material inter-company transactions have been eliminated in consolidation.

EARNINGS (LOSS) PER SHARE
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, resulting in the presentation of basic and diluted earnings (loss) per share. For the three months ended January 31, 2008 and 2007, the basic and diluted earnings (loss) per share are the same, since the exercise price exceeded the market price and the assumed conversion of stock options and warrants would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of November 1, 2007, and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 will be effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements or footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company is currently evaluating the impact of SFAS No.159 on its consolidated financial statements and footnote disclosures.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS (Continued)


On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS (SFAS No.
160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, BUSINESS COMBINATIONS (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet determined the impact of the adoption of SFAS No. 141R on its financial statements and footnote disclosures.


NOTE 2 - MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of January 31, 2008 had accumulated losses of $15,637,169. For the three months ended January 31, 2008, the Company's net loss was $736,573 which included $641,800 representing good will impairment in connection with the Company's recent merger. In addition, the Company had negative working capital of $1,017,461, at January 31, 2008. The Company, after the merger and restructuring, raised $200,000 in a convertible note offering (and recently received a subscription of an additional $100,000 investment). As a result of the restructuring:

     o The Company is not engaged in any business activity other than exploring new businesses and is incurring minimal overhead;
     o While legally obligated for payment of most of its payables, under the terms of the Restructuring Agreement a third party is obligated to the Company for payment of these obligations and, therefore, the Company does not anticipate having to fund these obligations.

While the Company will incur further operating losses and experience negative cash flow in the near future, the Company believes it has sufficient cash, with the expected payment of the additional $100,000 subscription to conduct limited operations until at least November 30, 2008. In addition, if the notes are not converted or extended by November 30, 2008, the Company will need in excess of $300,000 of funds for the repayment of the Notes.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 2 - MANAGEMENT PLANS (Continued)

Ultimately the Company's ability to achieve profitability and positive cash flow depends on the Company's ability to generate sufficient revenues from a business it may enter into. While the Company is exploring several possibilities any business will require a additional capital. There can be no assurances that the Company will be able to enter a business to generate sufficient revenues or raise additional capital to achieve and sustain profitability and positive cash flow in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company has no firm commitments for funding its operations, although it intends to increase its efforts to sell its convertible note. The Company may raise additional capital from the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient capital to have a material positive effect of the Company's operations and cash flow.

There can be no assurance that such funding will be generated or available on terms acceptable to the Company, or at all, or that the commercial exploitation of the Company's products will be economically profitable for the Company. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.


NOTE 3 - CONVERTIBLE NOTES PAYABLE

During the period ended January 31, 2008, the Company issued two convertible notes of $100,000 each with interest at 8% per annum payable at maturity. The above notes mature on November 30, 2008. The warrants were valued at $54,000 using the Black-Scholes option pricing model and reduced the convertible notes as a discount on note and classified the warrants as equity in accordance with EITF 00-19. The convertible notes are being accreted to their maturity value using the interest method. The conversion feature was deemed to have no intrinsic value. Included with each convertible note was a warrant to purchase 5 million shares of the Company's common stock at the exercise price of $.01, due to expire in five years. The warrants vested immediately.


NOTE 4 - INCOME TAXES

There is no deferred income tax benefit for the losses for the three months ended January 31, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits. There is no current income tax for the three months ended January 31, 2008 and 2007 due to unutilized net operating loss carryforwards.

At October 31, 2007, the Company had net operating loss carryforward for federal and state income tax purposes of approximately $19,588,000 (the "NOL carryforwards"), which were available to offset future taxable income, if any, through 2027. However, due to a substantial change in ownership in current and prior years, the use of any NOL carryforward may be limited. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 5 - STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

There were no stock options granted during the three months ended January 31, 2008 and 2007.

A summary of options is as follows:

                            Shares         Option Price Per    Weighted Average
                          Outstanding      Share Expense       Exercise Price
                         -------------     ----------------    ----------------
Options outstanding,
  October 31, 2007
  and January 31, 2008     8,036,707       $0.01 to $1.50           $0.62
                         ============      ================    ================

The options that are exercisable at January 31, 2008 are summarized as follows:

                        Weighted
                         Average         Number of Options
                        Remaining            Currently        Weighted Average
     Option Price    Contractual Life       Exercisable        Exercise Price
     ------------    ----------------       -----------        --------------
    $0.01 to $1.50     7.21 years            8,036,707             $0.62

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2008
                                   (UNAUDITED)




NOTE 5 - STOCK BASED COMPENSATION (Continued)

A summary of the warrants issued by the Company is as follows:

                             Number of      Option Price Per    Weighted Average
                              Shares          Share Range        Exercise Price
                              ------          -----------        --------------
Warrants outstanding at
  October 31, 2007           4,941,667        $0.45 to $1.06         $0.61

Warrants granted            10,000,000             $0.01              0.01

Warrants expired              (666,667)            $1.25             (0.06)

Warrants outstanding at
  January 31, 2008          14,275,000        $0.01 to $1.06         $0.16


Warrants that are exercisable at January 31, 2008 are summarized as follows:

                        Weighted
                         Average           Number of Warrants
                        Remaining             Currently         Weighted Average
 Warrant Price       Contractual Life         Exercisable        Exercise Price
 -------------       ----------------         -----------        --------------
$0.01 to $1.50          4.09 years             14,275,000              $0.16


Note 6 - IMPAIRMENT LOSS

During the three months ended January 31, 2008, the Company recorded an impairment loss of $641,800 on its investment in VGB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

OVERVIEW
Through the end of fiscal 2007 we were a multimedia entertainment company that has film and music operations. As of October 2007 and during most all of fiscal 2007 we did not have sufficient cash to implement our business plan. For the year ended October 31, 2007 the Company's net income was $1,907,933 (primarily due forgiveness of debt). In addition, the Company had negative working capital of $7,208,408 at October 31, 2007 and experienced negative cash flow from operations of $ 315,370 and $1,981,277 for the years ended October 31, 2007 and 2006. The Company had total liabilities of approximately $8,300,000 of which the outstanding debt was in the aggregate principal amount of approximately $5,400,000 as of October 31, 2007. Accordingly, the Company had only minimal operations in fiscal 2007 and would have required a significant amount of cash to fund its then operations and to continue its business.


On November 16, 2007 the Company pursuant to an Agreement and Plan of Merger (the " Merger Agreement") by and among the Company, TriMedia Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary") and VGB Media, Inc. ("VGB") completed the merger of VGB with Merger Subsidiary. On that date the Company also completed a restructuring pursuant to a Restructuring Agreement, by and among the Company, certain creditors and its chief executive. As a result of these transactions (i) certain creditors of the Company converted a portion of their indebtedness into 46,000,000 shares of Common Stock of the Company; (ii) all the assets of Company, including ownership of all our operating subsidiaries, were contributed to a newly formed Delaware corporation ("Newco") in which the Company will have an economic interest and (iii) significantly all liabilities of the Company prior to the closing date or arising from the continuing business were assumed by Newco.

As a result of that transaction substantially all liabilities were satisfied or assumed and we will not have to fund the operations of the prior business. For accounting purposes the prior has been treated as a discontinued business.

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

The discussion in the following two sections were appliciable to our discontinued business and may not be relevant on a going forward basis.


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

CAPITALIZED FILM COSTS
Costs of making motion picture films that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. In accordance with SOP 00-2, we expense film costs based on the ratio of the current period gross revenues to estimated total gross revenues from all sources on an individual production basis. This ratio requires the use of estimates based on management's knowledge and experience. Due to the uncertainty of future estimated revenues from films in production, we normally write off film costs as they occur.

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

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED JANUARY 31, 2008 (FIRST QUARTER 2008) TO QUARTER ENDED JANUARY 31, 2007 (FIRST QUARTER 2007)

                             First Quarter    First Quarter   Change       %
                                 2008            2007
                             --------------------------------------------------
Net Revenues                      -0-           -0-           -0-         -0-

Direct Costs                      -0-           -0-           -0-         -0-
Operating Expenses               99,773       395,108      (295,335)     (74.7)
Other Income (Expense)         (636,800)        4,150       640,950     (154.4)

   Net Income (Loss) From      (736,573)     (345,615)                   (88.4)
   ContinuedOperations         (390,958)
    Net  Income (Loss) From   3,040,753
   Discontinued Operations                        -0-     3,040,753     (100.0)
Net Income (Loss)              (736,573)    2,649,795    (3,386,368)    (127.8)

      The Company had no net revenue or direct costs for First Quarter 2008 as the Company had completed it restructuring and discontinued its prior business. New management was exploring possible business directions and had not commenced additional operations. Because any net revenue or direct costs occurring in First Quarter 2007 related to our discontinued business it is reflected in calculating our Net Income (Loss) From Discontinued Operations for such period.

The $295,335 decrease in Operating Expenses was primarily due to a decrease in activity of the Company immediately after the restructuring. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

The $636, 800 increase in Other Expense in First Quarter 2008 due to an impairment expense of $ 641,800 . This expense arose in connection with the acquisition of VGB. The Company valued the consideration of the shares issued for the acquisition at $641,800 the aggregate market value of the Company's common stock at the time. Because the value of the VGB stock was negligible at the time of the acquisition, the Company considered the entire resulting goodwill without value and wrote this amount off immediately as an impairment. Because it is reflected in Net Income From Discontinued Operations for First Quarter 2007, Other Income for such period does not include forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lender, offset by a foreign currency exchange loss of $79,794.

      Our Net Loss was $736,573 during First Quarter 2008 compared to Net Income of $2,649,795 during the First Quarter 2007. This was because we had Net Income From Discontinued Operations of $3,040,753 in such period primarily resulting from forgiveness of debt discussed above.


CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                               First Quarter  First Quarter   Change  Percentage
                                  2008            2007
                               -------------------------------------------------
Cash Flows From Operating
Activities                       (112,303)    (130,514)      18,211       (13.9)
Cash Flows From Investing
    Activities                     -0-          66,110      (66,110)     (100.0)
Cash Flows From Financing
    Activities                    200,000       62,150      137,850       221.2


The use of cash from operations in First Quarter 2008 was due primarily to our Net Loss of,$ 736,573 principally offset by non-cash charges for Impairment of approximately $641,800 and other cash items resulting in the expenditure of $17,530 in operations. .

 In First Quarter 2008, no cash was derived or expended as result of investing activities. In First Quarter 2008, $ 200,000 cash provided by financing activities represented monies derived from our convertible note warrant private offering.

As a result of the foregoing the Company used $112,303 of cash and had $87,930 remaining as of January 31, 2008.As of March 12,2008 we had approximately $29,200 in cash before the expected receipt of $100,000 for the additional subscription referred to in the following paragraph.

Since its inception, the Company has incurred significant losses and, as of January 31, 2008 had accumulated losses of $15,637,169..For the three months ended January 31, 2008, the Company's net loss was $736,573 which included $641,800 representing good will impairment in connection with the Company's recent merger. In addition, the Company had negative working capital of $1,017,461, at January 31, 2008. The Company, after the merger and restructuring, raised $200,000 in a convertible note offering (and subsequent to January 31, 2008 has recently obtained a subscription for an additional $100,000 from its convertible note and warrant offering). As a result of the restructuring:

     o The Company is not engaged in any business activity other than exploring new businesses and is incurring minimal overhead;
     o While legally obligated for payment of most of its payables, under the terms of the Restructuring Agreement a third party is obligated to the Company for payment of these obligations and the Company does not anticipate these obligations will result in cash outlays.

While the Company will incur further operating losses and experience negative cash flow in the near future, the Company believe it has sufficient cash to conduct limited operations until at least November 30,2008. If addition, if the Notes are not converted or extended by November 30, 2008 the Company will need in excess of $300,000 of funds for the repayment of the Notes.

New Management desires to pursue various aspects of the entertainment business and is considering several avenues. At the present time we have no operations. No matter what business we pursue we shall need additional capital, the amount of which will depend upon on our business operations. In the event that we are unable to raise these funds, we will then be required to delay our plans to implement any new business.

The nature of our business is such that significant cash outlays are required to produce and acquire entertainment content including films, television programs, music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. Any business entered into will require financing s for the foreseeable future. Therefore we will be dependent on continued access to external sources of financing. Our current financing strategy is to sell our securities to raise a substantial amount of our working capital.


OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet arrangements during the three months ended January 31, 2008 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.



ITEM 3A(T). CONTROLS AND PROCEDURES
     As of January 31, 2008 we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Jason Meyers our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Meyers concluded that our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
New management has been advised that a default judgement has been taken against it for L111,001_ in a United Kingdom action. The Company is considering several steps including negotiation and pursuing claims under the restructuring Agreement. At this time it has not determined what course of action it will take.


ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2008 we sold two units of our securities in a private placement. Each unit consisted of $100,000 note and warrants to purchase 5,000,000 of our shares at an exercise price of one cent ($.01), The notes are convertible at any time prior to payment. The conversion price is one cent ($.01). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and are exempt from the registration requirements under that act.



ITEM 6.        EXHIBITS


EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
--------  ----------------------------------------------------------------------
   10.49  8 % Convertible Note Due November 30, 2008
   10.50  Warrant to purchase shares of common stock expiring November 30, 2012
   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRIMEDIA ENTERTAINMENT GROUP, INC.

Date: March 17, 2008         /s/ Jason Meyers
                             -----------------
                                 Jason Meyers
                             Chief Executive Officer and Chief Financial Officer
                             (principal financial officer and principal
                             accounting officer)