Form 10-Q
period 2008-04-30
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2008-06-16
CIK 1163680

TriMedia Entertainment Group, Inc.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(2) QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2008
                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                  ---------------------   --------------------

                          Commission File No. 000-49865
                       TriMedia Entertainment Group, Inc.
                         (Name of Small Business Issuer)

           Delaware                                  14-1854107
---------------------------------        --------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 Incorporation or Organization)

   115 East 57th Street, 11th Floor                        10022
             New York, NY
---------------------------------------      ----------------------------------
(Address of principal executive offices)                (Zip Code)

                                Tel 917.546.6640
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.
YES (X) NO o

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).      YES o NO (X)

There were 94,710,012 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at June 12,2008.
--------------------------------------------------------------------------------

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY




                                                                        INDEX




PAGE  NUMBER

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of April 30, 2008 and
              October  31, 2007                                                1

          Consolidated Statements of Operations for the three month and six
           month periods ended April 30, 2008 and April 30, 2007               2

          Consolidated Statements of Cash Flows for the six month periods ended
              April 30, 2008 and April 30, 2008                                3

          Notes to the Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis or Plan of Operations          13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          17

Item 4.   Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 6.   Exhibits                                                            18

SIGNATURES

                         PART I - FINANCIAL INFORMATION


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2008 AND OCTOBER 31, 2007


                                                                        April 30,     October 31,
                                                                          2008           2007
                                                                      ------------    ------------
                                                                       (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    175,396    $        233
  Prepaid expenses                                                           5,500            --
  Other current assets - discontinued operations                              --            22,087
                                                                      ------------    ------------

TOTAL ASSETS                                                          $    180,896    $     22,320
                                                                      ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible notes payable, net of discount of $193,030              $    206,970    $       --
  Warrant liability                                                        149,000            --
  Embedded derivative liability                                            149,000            --
  Term loans                                                                  --         3,740,888
  Accounts payable and accrued expenses                                    962,074       1,614,757
  Taxes payable                                                               --            16,000
  Due to stockholder                                                          --           147,119
  Other current liabilities of discontinued operations                        --         2,800,819
                                                                      ------------    ------------

TOTAL LIABILITIES                                                        1,467,044       8,319,583
                                                                      ------------    ------------

                             STOCKHOLDERS' DEFICIT

  Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
    no shares issued and outstanding in 2008 and 2007                           10            --
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 93,710,011 and 47,710,011 shares issued and
    outstanding in 2008 and 2007                                             9,370           4,769
  Additional paid-in capital                                            14,556,328      13,285,312
  Accumulated deficit                                                  (15,851,856)    (21,587,344)
                                                                      ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                             (1,286,148)     (8,297,263)
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    180,896    $     22,320
                                                                      ============    ============



See accompanying notes to consolidated financial statements.


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007
                                   (UNAUDITED)

                                        Three Months Ended              Six Months Ended
                                            April 30,                      April 30,
                                    ----------------------------    ----------------------------
                                        2008            2007              2008          2007
                                    ------------    ------------    ------------    ------------

NET REVENUE                         $       --      $       --      $       --      $       --

DIRECT COSTS                                --              --              --              --
                                    ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                         --              --              --              --

OPERATING EXPENSES                       114,314         235,370         209,587         630,475
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                    (114,314)       (235,370)       (209,587)       (630,475)

OTHER INCOME (EXPENSE)
  Accretion of discount on
    convertible notes                    (58,470)           --           (62,970)           --
  Change in fair value of
    warrant liability                    (21,000)           --           (21,000)           --
  Change in fair value of
    embedded derivative liability        (21,000)           --           (21,000)           --
  Other income                                97            --             5,097           4,150
  Impairment loss                           --              --          (641,800)           --
                                    ------------    ------------    ------------    ------------
                                        (100,373)           --          (741,673)          4,150
                                    ------------    ------------    ------------    ------------

NET LOSS FROM CONTINUING
OPERATIONS                              (214,687)       (235,370)       (951,260)       (626,325)

NET LOSS FROM
  DISCONTINUED OPERATIONS                   --           (40,351)           --         3,000,402
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (214,687)   $   (275,721)   $   (951,260)   $  2,374,077
                                    ============    ============    ============    ============


WEIGHTED AVERAGE
  NUMBER OF SHARES                    93,710,012      47,710,012      89,876,679      47,710,012

PER SHARE BASIS
  Basic and diluted
    Continuing operations           $       --      $      (0.01)   $      (0.01)   $      (0.01)
    Discontinued operations                 --              --              --              0.06
                                    ------------    ------------    ------------    ------------

INCOME (LOSS) PER SHARE             $       --      $      (0.01)   $      (0.01)   $       0.05
                                    ============    ============    ============    ============


                        See accompanying notes to consolidated financial statements.


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                  2008           2007
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (951,260)   $ 2,374,077
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities
      Impairment loss                                             641,790           --
      Depreciation in discontinued operations                        --            2,369
      Accretion of discount of convertible notes                   62,970           --
      Change in fair value of warrant liability                    21,000           --
      Change in fair value of embedded derivative liability        21,000           --
      (Increase) decrease in assets
        Prepaid expenses                                           (5,500)          --
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                       1,163       (295,897)
        Decrease in assets and liabilities relating to
          discontinued operations                                    --       (3,130,841)
      Deferred revenue                                               --           67,725
      Taxes payable                                               (16,000)          --
                                                              -----------    -----------

  Net cash used in operating activities                          (224,837)      (982,567)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Due to (from) stockholder                                          --           90,990
                                                              -----------    -----------

  Net cash provided by investing activities                          --           90,990
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on convertible term loans                        400,000        890,982
                                                              -----------    -----------

  Net cash provided by financing activities                       400,000        890,982
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   175,163           (595)

CASH - BEGINNING OF PERIOD                                            233          3,586
                                                              -----------    -----------

CASH - END OF PERIOD                                          $   175,396    $     2,991
                                                              ===========    ===========


                   See accompanying notes to consolidated financial statements.


                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    SIX MONTHS ENDED APRIL 30, 2008 AND 2007
                                   (UNAUDITED)



                                                             2008          2007
                                                          ----------     -------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest - continued operations                         $     --       $  --
                                                          ==========     =======

  Interest - discontinued operations                      $     --       $50,376
                                                          ==========     =======

SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of warrants as discount on convertible
    notes payable                                         $  128,000     $  --
                                                          ==========     =======

  Embedded derivative as discount on convertible
    notes payable                                         $  128,000     $  --
                                                          ==========     =======

  Issuance of preferred stock for acquisition             $  641,800     $  --
                                                          ==========     =======

  Issuance of common stock for settlement of debt         $  460,000     $  --
                                                          ==========     =======

  Transfer investment for settlement of debt              $  250,000     $  --
                                                          ==========     =======

  Spin-off of subsidiaries
    Accumulated deficit                                   $6,686,748     $  --
    Additional paid-in capital                               (76,173)       --
                                                          ----------     -------

                                                          $6,610,575     $  --
                                                          ==========     =======



          See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiary (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 which the Company filed with the Securities and Exchange Commission on February 13, 2008 (the "Annual Report"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the six months ended April 30, 2008 may not necessarily be indicative of the operating results expected for the full year.

MERGER AND REORGANIZATION
On October 1, 2007, Trimedia entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, TriMedia Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary") and VGB Media, Inc. ("VGB"). On that date the Company also entered into a Restructuring Agreement, by and among the Company, 1025 Investments, Inc., IL Resources, Inc., Christopher Schwartz, SPH Investments, Capital Growth Investments and Rufftown Entertainment, Inc. ("Newco") (the "Restructuring Agreement"). The other parties to this Agreement include the Company's former chief executive officer and other of the Company's affiliates.

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

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS (Continued)

The settlement of the debt aggregating $792,584 with creditors was deemed to be a related party and in essence a capital transaction and credited to APIC.

Aside from the Company's interest in Newco, after the Merger and closing of the restructuring the Company's business will consist of the entertainment related business VGB intends to conduct. It has entered into one distribution agreement.

The following amounts related to the transfer of net assets of the Company's operating subsidiaries under the Restructuring Agreement have been segregated from continuing operations and included in discontinued operations in the consolidated statement of operations:

                                                  Three Months     Six Months
                                                      Ended           Ended
                                                 April 30, 2007   April 30, 2007
                                                   -----------     -----------

Net revenue                                        $    31,715      $   167,284
Direct costs                                            23,966          121,653
                                                   -----------      -----------
Gross profit                                             7,749           45,631
Operating expenses                                      48,108          153,482
                                                   -----------      -----------

Loss from operations                                   (40,359)        (107,851)
                                                   -----------      -----------

  Other income (expense)
  Other income                                               8            1,273
  Foreign currency exchange                               --            (79,794)
  Forgiveness of indebtedness                             --          3,186,774
                                                   -----------      -----------
                                                             8        3,108,253
                                                   -----------      -----------

Net income from discontinued operations            $   (40,351)     $ 3,000,402
                                                   ===========      ===========

The following assets and liabilities have been segregated and included in assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of October 31, 2007 and relate to our operating subsidiaries:

                                                              October 31, 2007
                                                              ----------------

Current assets                                                  $   10,942
Property, plant and equipment less
  accumulated depreciation                                          11,145
                                                                ----------

Assets of discontinued operations                               $   22,087
                                                                ==========

Current liabilities                                             $1,700,819
Loan payable - stockholder                                       1,100,000
                                                                ----------

Liabilities of discontinued operations                          $2,800,819
                                                                ==========

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENTS (Continued)

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiary. All material inter-company transactions have been eliminated in consolidation.

EARNINGS (LOSS) PER SHARE
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, resulting in the presentation of basic and diluted earnings (loss) per share. For the six and three months ended April 30, 2008 and 2007, the basic and diluted earnings (loss) per share are the same, since the exercise price exceeded the market price and the assumed conversion of stock options and warrants would be antidilutive.

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements or footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS No.159 on its consolidated financial statements and footnote disclosures.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENTS (Continued)

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS (SFAS No.
160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This statement is currently not applicable since the Company's subsidiary is wholly-owned.

On December 4, 2007, the FASB issued SFAS No.141R, BUSINESS COMBINATIONS (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis.

In March 2008, the FASB issued Statement No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 161), which is effective November 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format. The Company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnote disclosures.


NOTE 2 - MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of April 30, 2008 had accumulated losses of $15,851,856. For the six months ended April 30, 2008, the Company's net loss was $951,260 which included $641,800 representing goodwill impairment in connection with the Company's recent merger. In addition, the Company had negative working capital of $1,286,148 at April 30, 2008. The Company, after the merger and restructuring, raised $400,000 in a convertible note offering (and in May 2008 received a subscription of an additional $50,000 investment). As a result of the restructuring:

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

While the Company will incur further operating losses and experience negative cash flow in the near future, the Company believes it has sufficient cash, with the expected payment of the additional $50,000 subscription to conduct limited operations until at least November 30, 2008. In addition, if the notes are not converted or extended by November 30, 2008, the Company will need in excess of $450,000 of funds for the repayment of the Notes.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)



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


NOTE 3 - CONVERTIBLE NOTES PAYABLE

During the six month period ended April 30, 2008, the Company executed and delivered, separately to four accredited investors (the "Convertible Investors"), (i) convertible promissory notes in the aggregate face amount of $400,000 (the "Convertible Notes"), and (ii) warrants to purchase up to an aggregate of 20,000,000 shares of the Company's common stock. The proceeds of the sale of the Convertible Notes were used for general corporate purposes. The Convertible Notes mature November 30, 2008. The Convertible Notes bear interest at 8% per annum and are due and payable at the maturity date. The Convertible Investors may convert the principal balance of the Convertible Notes plus accrued interest (if any), in whole or in part, into common shares, at their election at any time after the amendment of the Certificate of Incorporation of the Company to increase the authorized shares of common stock and until the maturity date or prior to payment at a conversion price equal to $0.01 per share. The warrants have an exercise price of $0.01 per share for the five year life of the warrants. In accordance with EITF-00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN Stock, the warrants are classified as a liability since the Company does not have sufficient authorized and unissued shares available to settle the warrant contract. The warrant liability will be reclassified to equity when the Company amends the Certificate of Incorporation to increase the authorized shares so that it has sufficient authorized and unissued shares to settle the warrant liability or when the warrants expire. The Company has initially valued the warrants at $128,000, representing the fair value using the Black-Sholes model at the time the loans were made and reflected as a discount on the Convertible Notes to be accreted over the term of the Convertible Notes. Additionally, in accordance with SFAS 133, the Convertible Notes are deemed derivative instruments requiring bifurcation of the conversion feature. Under EITF-00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE Instruments, the Company has calculated an initial intrinsic conversion value of the Convertible Notes at $128,000 and will treat this amount as an embedded derivative liability since the counterparty has a choice of settlement in cash or in shares. The aggregate embedded derivative liability will be reclassified to equity upon expiry or conversion of the conversion feature. Additionally, and in accordance with EITF-98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, the value of the warrants

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)




NOTE 3 - CONVERTIBLE NOTES PAYABLE (Continued)

and the beneficial conversion feature, totaling $256,000 is reflected as a discount assigned to the Convertible Notes. The discount associated with the beneficial conversion feature is to be accreted over the period of the earliest conversion date. Since the Convertible Notes cannot be converted until after the amendment of the Certificate of Incorporation, of which the completion date is unknown at this time, the Company will accrete the discount associated with the embedded derivative over the term of the convertible notes. The discount associated with the issuance of the warrants is accreted over the term of the Convertible Notes. During the six months ended April 30, 2008, the Company accreted $62,970 associated with these discounts as expense.

The carrying amounts of the warrant liability and embedded derivative liability were adjusted to their fair market value as of April 30, 2008. The $21,000 increase in the fair value of both liabilities is reflected as an expense in the statement of operations for the three and six months ended April 30, 2008.


NOTE 4 - INCOME TAXES

There is no deferred income tax benefit for the losses for the three and six months ended April 30, 2008 and the three months ended April 30, 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits. There is no current income tax for the six months ended April 30, 2007 due to the utilization of net operating loss carryforwards.

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

As discussed in Note 1, the Company adopted FIN 48 effective November 1, 2007 which did not require an accrual for uncertain tax positions as of November 1, 2007.

There was no change in unrecognized tax benefits during the period ended April 30, 2008 and there was no accrual for uncertain tax positions as of April 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company's filed income tax returns are no longer subject to examination by the respective taxing authorities for years ended before October 31, 2004.


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

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)




NOTE 5 - STOCK BASED COMPENSATION (Continued)

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

There were no stock options granted during the six months ended April 30, 2008 and 2007.

A summary of options is as follows:

                         Shares           Option Price Per    Weighted Average
                        Outstanding        Share Expense       Exercise Price
                        -------------    -----------------   ------------------
Options outstanding,
  October 31, 2007
  and April 30, 2008     8,036,707       $0.01 to $1.50         $0.62
                        ============   =================   =====================

The options that are exercisable at April 30, 2008 are summarized as follows:

                       Weighted
                       Average            Number of Options
                      Remaining              Currently          Weighted Average
  Option Price      Contractual Life        Exercisable          Exercise Price
  ------------      ----------------        -----------          --------------

 $0.01 to $1.50        6.96 years            8,036,707               $0.61


A summary of the warrants issued by the Company is as follows:

                                 Number of    Option Price Per  Weighted Average
                                  Shares        Share Range      Exercise Price
                                  ------        -----------      --------------

Warrants outstanding at
  October 31, 2007              4,941,667     $0.45 to $1.06        $0.61

Warrants granted               20,000,000           $0.01            0.01

Warrants expired                 (666,667)          $1.25           (0.06)
                               ----------     --------------       ------
Warrants outstanding at
  April 30, 2008               24,275,000     $0.01 to $1.06        $0.16
                               ==========     ==============       ======

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2008
                                   (UNAUDITED)




NOTE 5 - STOCK BASED COMPENSATION (Continued)

Warrants that are exercisable at April 30, 2008 are summarized as follows:

                        Weighted
                        Average           Number of Warrants
                       Remaining              Currently        Weighted Average
 Warrant Price       Contractual Life        Exercisable        Exercise Price
 -------------       ----------------        -----------        --------------

$0.01 to $1.50         4.29 years            24,275,000              $0.10


NOTE 6 - IMPAIRMENT LOSS

During the six months ended April 30, 2008, the Company recorded an impairment loss of $641,800 on its investment in VGB.


NOTE 7 - SUBSEQUENT EVENT

On May 11, 2008, the Company received an additional $50,000 representing a 1/2 subscription to the convertible notes referred to in Note 3.

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

OVERVIEW
Through the end of fiscal 2007 we were a multimedia entertainment company that had film and music operations. As of October 2007 and during most all of fiscal 2007 we did not have sufficient cash to implement our business plan. For the year ended October 31, 2007 the Company's net income was $1,907,933 (primarily due forgiveness of debt). In addition, the Company had negative working capital of $7,208,408 at October 31, 2007 and experienced negative cash flow from operations of $ 315,370 and $1,981,277 for the years ended October 31, 2007 and 2006. The Company had total liabilities of approximately $8,300,000 of which the outstanding debt was in the aggregate principal amount of approximately $5,400,000 as of October 31, 2007. Accordingly, the Company had only minimal operations in fiscal 2007 and would have required a significant amount of cash to fund its then operations and to continue its business.


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

As a result of that transaction substantially all liabilities were satisfied or assumed and we will not have to fund the operations of the prior business. For accounting purposes the prior business has been treated as a discontinued business.

New Management desires to pursue various aspects of the entertainment business and is considering several avenues. At the present time we have no operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in this Form 10-Q

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

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

STATEMENTS OF OPERATIONS


COMPARISON

                           Three Months  Three Months   Change $  Change %    Six Months    Six Months     Change $  Change %
                              Ended         Ended                               Ended         Ended
                             April 30,     April 30,                           April 30,     April 30,
                              2008          2007                                 2008          2007
------------------------------------------------------------------------------------------------------------------------------
Net Revenues                    --            --            --       --            --            --            --       --
------------------------------------------------------------------------------------------------------------------------------

Direct Costs                    --            --            --       --            --            --            --       --
------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES           114,314       235,370      (121,056)     (51.4)    209,587       630,475      (420,888)     (66.8)
------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)      (100,373)         --        (100,373)    (100.0)   (741,673)        4,150    (745, 823)     (179.7)
------------------------------------------------------------------------------------------------------------------------------

 Net Income (Loss) From
 Continued Operations       (214,687)     (235,370)      (20,683)      (8.8)   (951,260)     (626,325)      324,935       51.8
------------------------------------------------------------------------------------------------------------------------------

    Net  Income (Loss)
     From
   Discontinued
     Operations                 --         (40,351)      (40,351)    (100.0)       --       3,000,402    (3,000,402)    (100.0)
------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)         $ (214,687)   (275, 721)       (61,034)     (22.1)   (951,260)    2,374,077    (3,325,337)    (140.1)
------------------------------------------------------------------------------------------------------------------------------


DISCUSSION

The Company had no net revenue or direct costs through April 30, 2008 as the Company had completed it restructuring and discontinued its prior business. New management was exploring possible business directions and had not commenced additional operations. Because any net revenue or direct costs occurring in the three and six months ended April 30, 2007 related to our discontinued business it is reflected in calculating our Net Income (Loss) From Discontinued Operations for such periods.

The $121,056 and $420,888 decrease in Operating Expenses for the three and six months ended April 30, 2008 respectively was primarily due to a decrease in activity of the Company after the restructuring. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

The $745,823 increase in Other Expenses for the six month ended April
30, 2008 was due to primarily to an impairment expense of $641,800. This expense arose in connection with the acquisition of VGB. The Company valued the consideration of the shares issued for the acquisition at $641,800 the aggregate market value of the Company's common stock at the time. Because the value of the VGB stock was negligible at the time of the acquisition, the Company considered the entire resulting goodwill without value and wrote this amount off immediately as an impairment. Included in such other expense for the six month period ended April 30, 2008 was approximately $100,000 of expenses and charges relating to our convertible notes and warrants incurred for the three month period ended April 30, 2008. There were no similar charges or expenses for the for the three month period ended April 30, 2007. Because it is reflected in Net Income From Discontinued Operations for for the six month period ended April 30, 2007 Other Income for such period does not include forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lender, offset by a foreign currency exchange loss of $79,794.

      Our Net Loss was 951,260 during the six months ended April 30, 2008 compared to Net Income of $2,374,077 during the six months ended April 30, 2007. This was because we had Net Income From Discontinued Operations of $3,000,402 in the prior period primarily resulting from forgiveness of debt discussed above.We incurred losses of $214,687 and $275,721 respectively during the three month periods ended April 30, 2008 and April 30 2007. In each period the Company had no revenue and incurred expenses.


CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES


                                         Six Months    Six Months         Change
                                           2008          2007           percentage
                                        ---------------------------------------------
Cash Flows From Operating Activities     (224,837)     (982,567)     (757,730)  (77.1)
Cash Flows From Investing Activities        -0-          90,990       (90,990) (100.0)
Cash Flows From Financing Activities     400,000        890,982      (490,982)  (55.1)
--------------------------------------------------------------------------------------


The use of cash from operations for the six months ended April 30, 2008 was due primarily to our Net Loss of, $951,260 principally offset by non-cash charges for Impairment of approximately $641,800 and certain other costs relating to the convertible bond warrants.

During the six months ended April 30, 2008, no cash was derived or expended as result of investing activities.

During the six months ended April 30, 2008, $ 400,000 cash provided by financing activities represented monies derived from our convertible note and warrant private offering. This is compared to $890,982 advanced in the prior period.

As a result of the foregoing the Company had a net increase of $175,163 of cash and had $175,396 remaining as of April 30, 2008. As of June 12,2008 we had approximately $153,000 in cash after the receipt of $50,000 for the additional one half subscription referred to in the following paragraph.

Since its inception, the Company has incurred significant losses and, as of April 30, 2008 had accumulated losses of $15,851,856.For the six months ended April 30, 2008, the Company's net loss was $951,260 which included $641,800 representing good will impairment in connection with the Company's recent merger. In addition, the Company had negative working capital of $1,286,148, at April 30, 2008. The Company, after the merger and restructuring, raised $400,000 in a convertible note offering (and subsequent to April 30, 2008 has recently obtained a subscription for an additional $50,000 from its convertible note and warrant offering). As a result of the restructuring:

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

While the Company will incur further operating losses and experience negative cash flow in the near future, the Company believe it has sufficient cash to conduct limited operations until at least November 30, 2008. If addition, if the Notes are not converted or extended by November 30, 2008 the Company will need in excess of $450,000 of funds for the repayment of the Notes.

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


OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet arrangements during the six months ended April 30, 2008 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE.


ITEM 4.          CONTROLS AND PROCEDURES.


     As of April 30, 2008 we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Jason Meyers our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Meyers concluded that our disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended April 30, 2008 we sold two units of our securities in a private placement. Each unit consisted of $100,000 note and warrants to purchase 5,000,000 of our shares at an exercise price of one cent ($.01), The notes are convertible at a conversion price is one cent ($.01). Both conversion aof the note and exercise of the warrant are contingent on increasing the authorized number of shares. Of common stock of the Company and are exempt from the registration requirements under that act.



ITEM 6.  EXHIBITS


  EXHIBIT
  NUMBER
                DESCRIPTION OF EXHIBIT
   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

Date: June  16, 2008                     /s/ Jason Meyers
                                         ----------------
                                        Jason Meyers
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (principal financial officer and
                                         principal accounting officer)