Form 10-Q
period 2008-07-31
TRIMEDIA ENTERTAINMENT GROUP INC
filed 2008-09-15
CIK 1163680

TriMedia Entertainment Group, Inc.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 31, 2008
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                          Commission File No. 000-49865
                       TriMedia Entertainment Group, Inc.
                         (Name of Small Business Issuer)

           Delaware                                          14-1854107
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

   115 East 57th Street, 11th Floor                            10022
             New York, NY
----------------------------------------                     ----------
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

There were 94,710,012 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, at September 13, 2008.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX

ITEM                                                                 PAGE NUMBER

   Financial Statements:

      Consolidated Balance Sheets as of July 31, 2008 and
         October 31, 2007                                                  3

      Consolidated Statements of Operations for the three month
         and nine month periods ended July31, 2008 and July 31, 2007       4

      Consolidated Statements of Cash Flows for the nine month
         periods ended July 31, 2008 and July 31, 2007                     5

      Notes to the Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis or Plan of Operations        15

Item 3. Quantitative and Qualitative Disclosures about Market Risk        18

Item 4. Controls and Procedures                                           18

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 6. Exhibits                                                          19

SIGNATURES

                         PART I - FINANCIAL INFORMATION

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2008 AND OCTOBER 31, 2007

                                                                        July 31,       October 31,
                                                                          2008            2007
                                                                      ------------    ------------
                                                                       (Unaudited)      (Audited)
      ASSETS

CURRENT ASSETS
  Cash                                                                $     79,962    $        233
  Prepaid expenses                                                          16,000              --
  Other current assets - discontinued operations                                --          22,087
                                                                      ------------    ------------
TOTAL ASSETS                                                          $     95,962    $     22,320
                                                                      ============    ============
      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible notes payable, net of discount of $132,228              $    317,772    $         --
  Warrant liability                                                        162,000              --
  Embedded derivative liability                                            162,000              --
  Term loans                                                                    --       3,740,888
  Accounts payable and accrued expenses                                    943,302       1,614,757
  Taxes payable                                                                 --          16,000
  Due to stockholder                                                            --         147,119
  Other current liabilities of discontinued operations                          --       2,800,819
                                                                      ------------    ------------
TOTAL LIABILITIES                                                        1,585,074       8,319,583
                                                                      ------------    ------------
      STOCKHOLDERS' DEFICIT

  Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
    10,000 and no shares issued and outstanding in 2008 and 2007                10              --
  Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 93,710,011 and 47,710,011 shares issued and
    outstanding in 2008 and 2007                                             9,370           4,769
  Additional paid-in capital                                            14,556,328      13,285,312
  Accumulated deficit                                                  (16,054,820)    (21,587,344)
                                                                      ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                                             (1,489,112)     (8,297,263)
                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     95,962    $     22,320
                                                                      ============    ============

See accompanying notes to consolidated financial statements

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007
                                   (UNAUDITED)

                                         Three Months Ended              Nine Months Ended
                                              July 31,                         July 31,
                                    ----------------------------    ----------------------------
                                        2008            2007            2008            2007
                                    ------------    ------------    ------------    ------------
NET REVENUE                         $         --    $         --    $         --    $         --

DIRECT COSTS                                  --              --              --              --
                                    ------------    ------------    ------------    ------------
GROSS PROFIT (LOSS)                           --              --              --              --

OPERATING EXPENSES                       116,446         249,437         326,042         879,904
                                    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                    (116,446)       (249,437)       (326,042)       (879,904)
                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Accretion of discount on
    convertible notes                    (97,802)             --        (160,772)             --
  Change in fair value of
   warrant liability                       5,500              --         (15,500)             --
  Change in fair value of
    embedded derivative liability          5,500              --         (15,500)             --
  Other income                               294              --           5,390           4,150
  Impairment loss                            (10)             --        (641,800)             --
                                    ------------    ------------    ------------    ------------
                                         (86,518)             --        (828,182)          4,150
                                    ------------    ------------    ------------    ------------
NET LOSS FROM CONTINUING
  OPERATIONS                            (202,964)       (249,437)     (1,154,224)       (875,754)

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                     --         (50,664)             --       2,949,730
                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                   $   (202,964)   $   (300,101)   $ (1,154,224)   $  2,073,976
                                    ============    ============    ============    ============

WEIGHTED AVERAGE
  NUMBER OF SHARES                    93,710,012      47,710,012      93,710,012      47,710,012
                                    ============    ============    ============    ============
PER SHARE BASIS
  Basic and diluted
    Continuing operations           $         --    $      (0.01)   $      (0.01)   $      (0.02)
    Discontinued operations                   --              --              --            0.06
                                    ------------    ------------    ------------    ------------
INCOME (LOSS) PER SHARE             $         --    $      (0.01)   $      (0.01)   $       0.04
                                    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2008 AND 2007
                                   (UNAUDITED

                                                                  2008            2007
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (1,154,224)   $  2,073,976
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities
      Impairment loss                                              641,790              --
      Depreciation in discontinued operations                           --           3,554
      Accretion of discount of convertible notes                   160,770              --
      Change in fair value of warrant liability                     15,500              --
      Change in fair value of embedded derivative liability         15,500              --
      (Increase) decrease in assets
        Prepaid expenses                                           (16,000)             --
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                      (17,607)        678,737
        Decrease in assets and liabilities relating to          (3,096,781)
          discontinued operations                                       --          67,720
        Deferred revenue                                                --              --
        Taxes payable                                              (16,000)             --
                                                              ------------    ------------
Net cash used in operating activities                             (370,271)       (272,794)
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Due to (from) stockholder                                             --         108,496
                                                              ------------    ------------
  Net cash provided by investing activities                             --         108,496
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on convertible term loans                         450,000         162,200
                                                              ------------    ------------
  Net cash provided by financing activities                        450,000         162,200
                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH                                     79,729          (2,098)

CASH - BEGINNING OF PERIOD                                             233           3,586
                                                              ------------    ------------
CASH - END OF PERIOD                                          $     79,962    $      1,488
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    NINE MONTHS ENDED JULY 31, 2008 AND 2007
                                   (UNAUDITED

                                                        2008            2007
                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

  CASH PAID DURING THE PERIOD FOR:
    Interest - continued operations                 $         --    $         --
                                                    ============    ============
    Interest - discontinued operations              $         --    $     53,500
                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of warrants as discount on convertible
    notes payable                                   $    146,500    $         --
                                                    ============    ============
  Embedded derivative as discount on convertible
    notes payable                                   $    146,500    $         --
                                                    ============    ============
  Issuance of preferred stock for acquisition       $    641,800    $         --
                                                    ============    ============
  Issuance of common stock for settlement of debt   $    460,000    $         --
                                                    ============    ============
  Transfer investment for settlement of debt        $    250,000    $         --
                                                    ============    ============
  Spin-off of subsidiaries
    Accumulated deficit                             $  6,686,748    $         --
    Additional paid-in capital                           (76,173)             --
                                                    ------------    ------------
                                                    $  6,610,575    $         --
                                                    ============    ============

See accompanying notes to consolidated financial statements

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Trimedia Entertainment Group, Inc. ("Trimedia") and Subsidiary (collectively, "the Company"). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Accounting Policies included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 which the Company filed with the Securities and Exchange Commission on February 13, 2008 (the "Annual Report"). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the nine months ended July 31, 2008 may not necessarily be indicative of the operating results expected for the full year.

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

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

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

The following amounts related to the transfer of net assets of the Company's operating subsidiaries under the Restructuring Agreement have been segregated from continuing operations and included in discontinued operations in the consolidated statement of operations:

                                                 Three Months    Nine Months
                                                    Ended           Ended
                                                July 31, 2007   July 31, 2007
                                                -------------   -------------
Net revenue                                      $     14,967    $    182,251
Direct costs                                           18,548         140,201
                                                 ------------    ------------
Gross profit                                           (3,581)         42,050
Operating expenses                                     47,092         200,574
                                                 ------------    ------------
Loss from operations                                  (50,673)       (158,524)
                                                 ------------    ------------
Other income (expense)
  Other income (expense)                                    9           1,274
  Foreign currency exchange                                --         (79,794)
  Forgiveness of indebtedness                              --       3,186,774
                                                 ------------    ------------
                                                            9       3,108,254
                                                 ------------    ------------
Net income (loss) from discontinued operations   $    (50,664)   $  2,949,730
                                                 ============    ============

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
                                                                ==========

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS (Continued)

Basis of Presentation

The consolidated financial statements include the accounts of Trimedia and its wholly-owned subsidiary. All material inter-company transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, resulting in the presentation of basic and diluted earnings (loss) per share. For the nine and three months ended July 31, 2008 and 2007, the basic and diluted earnings (loss) per share are the same, since the exercise price exceeded the market price and the assumed conversion of stock options and warrants would be antidilutive.

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

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS (SFAS No.
160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The statement is currently not applicable since the Company's subsidiary is wholly-owned.

On December 4, 2007, the FASB issued SFAS No.141R, BUSINESS COMBINATIONS (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for the company beginning November 1, 2009 and will change the accounting for business combinations on prospective basis.

In March 2008, the FASB issued Statement No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"), which is effective for fiscal year and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnote disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, THE HIERARCHY of GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This FSP is not currently applicable to the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, ACCOUNTING FOR CONVERTIBLE DEBT THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company has not yet determined the impact of the adoption of FSP 14-1 on its financial statements.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

NOTE 2 - MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has incurred significant losses and, as of July 31, 2008 had accumulated losses of $16,054,820. For the nine months ended July 31, 2008, the Company's net loss was $1,154,224 which included $641,800 representing goodwill impairment in connection with the Company's recent merger. In addition, the Company had negative working capital of $1,489,112 at July 31, 2008. The Company, after the merger and restructuring, raised $450,000 in a convertible note offering as a result of the restructuring:

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

While the Company will incur further operating losses and experience negative cash flow in the near future, the Company believes it has sufficient cash to conduct limited operations until at least November 30, 2008. In addition, if the notes are not converted or extended by November 30, 2008, the Company will need in excess of $450,000 of funds for the repayment of the Notes.

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

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

During the nine month period ended July 31, 2008, the Company executed and delivered, separately to four accredited investors (the "Convertible Investors"), (i) convertible promissory notes in the aggregate face amount of $450,000 (the "Convertible Notes"), and (ii) warrants to purchase up to an aggregate of 22,500,000 shares of the Company's common stock. The proceeds of the sale of the Convertible Notes were used for general corporate purposes. The Convertible Notes mature November 30, 2008. The Convertible Notes bear interest at 8% per annum and are due and payable at the maturity date. The Convertible Investors may convert the principal balance of the Convertible Notes plus accrued interest (if any), in whole or in part, into common shares, at their election at any time after the amendment of the Certificate of Incorporation of the Company to increase the authorized shares of common stock and until the maturity date or prior to payment at a conversion price equal to $0.01 per share. The warrants have an exercise price of $0.01 per share for the five year life of the warrants. In accordance with EITF-00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN Stock, the warrants are classified as a liability since the Company does not have sufficient authorized and unissued shares available to settle the warrant contract. The warrant liability will be reclassified to equity when the Company amends the Certificate of Incorporation to increase the authorized shares so that it has sufficient authorized and unissued shares to settle the warrant liability or when the warrants expire. The Company has initially valued the warrants at $146,500, representing the fair value using the Black-Sholes model at the time the loans were made and reflected as a discount on the Convertible Notes to be accreted over the term of the Convertible Notes. Additionally, in accordance with SFAS 133, the Convertible Notes are deemed derivative instruments requiring bifurcation of the conversion feature. Under EITF-00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE Instruments, the Company has calculated an initial intrinsic conversion value of the Convertible Notes at $146,500 and will treat this amount as an embedded derivative liability since the counterparty has a choice of settlement in cash or in shares. The aggregate embedded derivative liability will be reclassified to equity upon expiry or conversion of the conversion feature. Additionally, and in accordance with EITF-98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, the value of the warrants and the beneficial conversion feature, totaling $293,000 is reflected as a discount assigned to the Convertible Notes. The discount associated with the beneficial conversion feature is to be accreted over the period of the earliest conversion date. Since the Convertible Notes cannot be converted until after the amendment of the Certificate of Incorporation, of which the completion date is unknown at this time, the Company will accrete the discount associated with the embedded derivative over the term of the convertible notes. The discount associated with the issuance of the warrants is accreted over the term of the Convertible Notes. During the nine months ended July 31, 2008, the Company accreted $160,770 associated with these discounts as expense.

The carrying amounts of the warrant liability and embedded derivative liability were adjusted to their fair market value as of July 31, 2008. The $5,500 and ($15,500) increase (decrease) in the fair value of both liabilities is reflected as an expense in the statement of operations for the three and nine months ended July 31, 2008.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

There is no deferred income tax benefit for the losses for the three and six months ended April 30, 2008 and the three months ended April 30, 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits. There is no current income tax for the nine months ended July 31, 2007 due to the utilization of net operating loss carryforwards.

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

There was no change in unrecognized tax benefits during the period ended July 31, 2008 and there was no accrual for uncertain tax positions as of July 31, 2008.

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

There were no stock options granted during the nine months ended July 31, 2008 and 2007.

                       TRIMEDIA ENTERTAINMENT GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2008
                                   (UNAUDITED)

NOTE 5 - STOCK BASED COMPENSATION (Continued)

A summary of options is as follows:

                              Shares     Option Price Per   Weighted Average
                           Outstanding    Share Expense      Exercise Price
                           -----------   ----------------   ----------------
Options outstanding,
  October 31, 2007
  and July 31, 2008         8,036,707     $0.01 to $1.50          $0.61
                           ===========   ================   ================

The options that are exercisable at July 31, 2008 are summarized as follows:

                       Weighted
                        Average          Number of Options
                       Remaining             Currently         Weighted Average
 Option Price      Contractual Life         Exercisable         Exercise Price
--------------     ----------------      -----------------     ----------------
$0.01 to $1.50         6.6 years             8,036,707               $0.61

A summary of the warrants issued by the Company is as follows:

                                           Number of    Option Price Per   Weighted Average
                                             Shares        Share Range      Exercise Price
                                           ----------   ----------------   ----------------
Warrants outstanding at October 31, 2007    4,941,667    $0.45 to $1.06          $0.61

Warrants granted                           22,500,000             $0.01           0.01

Warrants expired                             (666,667)            $1.25          (0.06)
                                           ----------   ----------------         -----

Warrants outstanding at July 31, 2008      26,775,000    $0.01 to $1.06          $0.16
                                           ==========   ================         =====

Warrants that are exercisable at July 31, 2008 are summarized as follows:

                       Weighted
                        Average        Number of Warrants
                       Remaining            Currently         Weighted Average
Warrant Price      Contractual Life        Exercisable         Exercise Price
--------------     ----------------    ------------------     ----------------
$0.01 to $1.06         4.1 years            26,775,000              $0.09

NOTE 6 - IMPAIRMENT LOSS

In November 2007 the Company recorded an impairment loss of $641,800 on its investment in VGB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially fromthose anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

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

New Management desired to pursue various aspects of the entertainment business and has considered several avenues. It presently is also exploring opportunities outside the entertainment field.

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

STATEMENTS OF OPERATIONS

COMPARISON

                     Three Months   Three Months    Change $    Change %    Nine Months     Nine Months    Change $     Change %
                         Ended         Ended                                   Ended           Ended
                        July 31       July 31                                 July 31         July 31
                         2008           2007                                   2008            2007
Net Revenues                   0              0             0         0               0              0             0          0
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

Direct Costs                   0              0             0         0               0              0             0          0
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

Operating Expenses       116,446        249,437      (132,991)    (53.3)        326,042        879,904      (553,862)     (62.9)
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

Other Income
(Expense)                 86,518              0       (86,518)   (100.0)       (828,182)         4,150       832,332      200.6
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

Net Income (Loss)
from Continued
Operations              (202,964)      (249,437)      (46,473)    (18.6)     (1,154,224)      (875,754)      278,470       31.8
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

Net Income (Loss)
from Discontinued
Operations                     0        (50,674)      (50,674)   (100.0)              0      2,949,730     2,949,730     (100.0)
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

Net Income (Loss)       (202,964)      (300,101)      (97,137)    (32.4)     (1,154,224)     2,073,976     3,228,200     (155.7)
                      ----------     ----------    ----------    ------      ----------     ----------    ----------     ------

DISCUSSION

The Company had no net revenue or direct costs through the nine months ended July 31, 2008 as the Company had completed it restructuring and discontinued its prior business. New management was exploring possible business directions and had not commenced additional operations. Because any net revenue or direct costs occurring in the three and nine months ended July 31, 2007 related to our discontinued business it is reflected in calculating our Net Income (Loss) From Discontinued Operations for such periods.

The $132,991 and $553,862 decrease in Operating Expenses for the three and nine months ended July 31, 2008 respectively was primarily due to a decrease in activity of the Company after the restructuring. Operating Expenses are generally the costs of operating our business and include salaries, advertising, professional and consulting fees, rent and utilities, travel and costs related to financing activities.

The $832,332 increase in Other Expenses for the nine month ended July 31, 2008 was due to primarily to an impairment expense of $641,800. This expense arose in connection with the acquisition of VGB. The Company valued the consideration of the shares issued for the acquisition at $641,800 the aggregate market value of the Company's common stock at the time. Because the value of the VGB stock was negligible at the time of the acquisition, the Company considered the entire resulting goodwill without value and wrote this amount off immediately as an impairment.

Included in such Other Expense for the nine months ended July 31, 2008 was approximately $190,000 of expenses and charges relating to our convertible notes and warrants. There were no similar charges or expenses for the for the three months ended July 31 2007. Because it is reflected in Net Income From Discontinued Operations for the nine months ended July 31,2007, Other Income for such period does not include forgiveness of indebtedness income of $3,186,774 due to repayment of a line of credit at maturity with collateral of a third party held on deposit by our lender.

Our Net Loss was $1,154,224 during the nine months ended July 31, 2008 compared to Net Income of $2,073,976 during the nine months ended July 31, 2007. This was because we had Net Income From Discontinued Operations of $2,949,730 in the prior period primarily resulting from forgiveness of debt discussed above. We incurred losses of $202,964 and $300,101 respectively during the three month periods ended July 31, 2008 and 2007. In each period the Company had no revenue and incurred expenses.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

                                         Nine Months      Nine Months        Change          percentage
                                             2008             2007
Cash Flows From Operating Activities      (370,271)        (272,794)         (97,477)          (35.7)
Cash Flows From Investing Activities           -0-          108,496         (108,496)         (100.0)
Cash Flows From Financing Activities       450,000          162,200         (287,800)         (177.4)

The use of cash from operations for the nine months ended July31, 2008 was due primarily to our Net Loss of, $1,154,224 principally offset by non-cash charges for Impairment of approximately $641,800 and certain other costs relating to the convertible bond warrants.

During the nine months ended July 31, 2008, no cash was derived or expended as result of investing activities.

During the nine months ended July 31, 2008, $ 450,000 cash provided by financing activities represented monies derived from our convertible note and warrant private offering. This is compared to $162, 200 advanced during the nine months end July 31, 2007.

As a result of the foregoing the Company had a net increase of $79,729 of cash and had $79,962 remaining as of July 31, 2008. As of September 12, 2008 we had approximately $54,000 in cash..

Since its inception, the Company has incurred significant losses and, as of July 31, 2008, had accumulated losses of $16,054,820. For the nine months ended July 31, 2008, the Company's net loss was $1,154,224 which included $641,800 representing good will impairment in connection with the Company's recent merger. In addition, the Company had negative working capital of $1,489,112, at July 31, 2008. The Company, after the merger and restructuring, raised $450,000 in a convertible note offering.

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

New Management desired to pursue various aspects of the entertainment business and is considering several avenues. At the present time we have no operations. No matter what business we pursue we shall need additional capital, the amount of which will depend upon on our business operations. In the event that we are unable to raise these funds, we will then be required to delay our plans to implement any new business

The nature of our business, if we continue as an entertainment company, is such that significant cash outlays are required to produce and acquire entertainment content including films, television programs , music soundtracks and albums. However, net revenues from these projects are earned over an extended period of time after their completion or acquisition.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements during the nine months ended July 31, 2008 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE.

ITEM 4. CONTROLS AND PROCEDURES.

      As of July 31, 2008 we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Jason Meyers our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Meyers concluded that our disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended July 31, 2008 we a one-half (1/2)_unit of our securities in a private placement. Each unit consists of $100,000 note and warrants to purchase 5,000,000 of our shares at an exercise price of one cent ($.01), The notes are convertible at a conversion price is one cent ($.01). Both conversion of the note and exercise of the warrant are contingent on increasing the authorized number of shares of common stock of the Company. These shares were sold pursuant to Section 4 (2) of the Securities Act of 1933, as amended, and are exempt from the registration requirements under that act.

ITEM 6. EXHIBITS

EXHIBIT     DESCRIPTION OF EXHIBIT
NUMBER

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

                       TRIMEDIA ENTERTAINMENT GROUP, INC.

Date: September 15, 2008      /s/ Jason Meyers
                              ----------------
                              Jason Meyers Chief Executive Officer and Chief
                              Financial Officer (principal financial officer and
                              principal accounting officer)